Form 10-Q
period 2000-06-30
ESPERION THERAPEUTICS INC/MI
filed 2000-09-21
CIK 1066745

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal period ended:  June 30, 2000

     OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____________ to ____________


                      Commission file number:  001-16033



                          ESPERION THERAPEUTICS, INC.
            (Exact name of registrant as specified in its charter)


        Delaware                      2834                       38-3419139
(State of incorporation)  (Primary Standard Industrial          (IRS Employer
                            Classification Code No.)         Identification No.)

                      3621 S. State Street, 695 KMS Place
                              Ann Arbor, MI 48108
                                (734) 332-0506
            (Address of principal executive offices, including zip
               code, and telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            [_]  Yes        [X]  No

The number of outstanding shares of the Registrant's common stock, as of September 15, 2000, was 24,944,559.

                          ESPERION THERAPEUTICS, INC.

                                   FORM 10-Q
                               TABLE OF CONTENTS

                                                                                          Page
                                                                                          ----
PART I - FINANCIAL INFORMATION

 Item 1.   Financial Statements

           Condensed Consolidated Balance Sheets as of June 30, 2000 and December
               31, 1999.................................................................     3

           Condensed Consolidated Statements of Operations for the Three and Six
               Months Ended June 30, 2000 and 1999 and the period from inception to
               June 30, 2000............................................................     4

           Condensed Consolidated Statements of Cash Flows for the Six Months Ended
               June 30, 2000 and 1999 and the period from inception to June 30, 2000....     5

           Notes to Condensed Consolidated Financial Statements.........................     6

 Item 2.   Management's Discussion and Analysis of Financial Condition and
               Results of Operations....................................................     9

 Item 3.   Quantitative and Qualitative Disclosures about Market Risk...................    13

PART II -  OTHER INFORMATION

 Item 1.   Legal Proceedings............................................................    14

 Item 2.   Changes in Securities and Use of Proceeds....................................    14

 Item 3.   Defaults Upon Senior Securities..............................................    15

 Item 4.   Submission of Matters to a Vote of Security Holders..........................    15

 Item 5.   Other Information............................................................    15

 Item 6.   Exhibits and Reports on Form 8-K.............................................    15

SIGNATURES..............................................................................    16

INDEX TO EXHIBITS.......................................................................    17

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                  ESPERION THERAPEUTICS, INC. AND SUBSIDIARY
                     (A Company in the Development Stage)

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                   June 30,        December 31,
   in thousands                                                                     2000              1999
----------------------------------------------------------------------------------------------------------------
   Assets:                                                                       (Unaudited)
   Current assets:
     Cash and cash equivalents                                                   $  22,685         $   5,904
     Prepaid expenses and other                                                        399               139
----------------------------------------------------------------------------------------------------------------
       Total current assets                                                         23,084             6,043
----------------------------------------------------------------------------------------------------------------
   Furniture and equipment, net                                                      2,138             1,956
   Deposits and other assets                                                           655                 0
----------------------------------------------------------------------------------------------------------------
   Total assets                                                                  $  25,877         $   7,999
================================================================================================================

   Liabilities and Stockholders' Equity:
   Current liabilities:
     Current portion of long-term debt                                           $     495         $     495
     Accounts payable                                                                1,143             1,425
     Accrued liabilities                                                             3,732               980
----------------------------------------------------------------------------------------------------------------
       Total current liabilities                                                     5,370             2,900
----------------------------------------------------------------------------------------------------------------
   Long-term debt, less current portion                                              1,975             2,284
   Stockholders' equity:
     Convertible preferred stock                                                       219               105
     Common stock                                                                        2                 2
     Additional paid-in capital                                                     45,712            16,467
     Notes receivable                                                                  (91)             (106)
     Accumulated deficit during the development stage                              (24,020)          (12,813)
     Deferred stock compensation                                                    (3,282)             (838)
     Accumulated other comprehensive loss                                               (8)               (2)
----------------------------------------------------------------------------------------------------------------
       Total stockholders' equity                                                   18,532             2,815
----------------------------------------------------------------------------------------------------------------
   Total liabilities and stockholders' equity                                    $  25,877         $   7,999
================================================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                  ESPERION THERAPEUTICS, INC. AND SUBSIDIARY
                     (A Company in the Development Stage)

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                          Three Months Ended            Six Months Ended     Inception to
                                                              June 30,                     June 30,            June 30,
                                                      -------------------------------------------------------
   in thousands except share and per share data            2000          1999          2000          1999        2000
---------------------------------------------------------------------------------------------------------------------------
   Operating expenses:
     Research and development                         $     6,103   $    2,422    $    10,166   $    3,692     $  20,574
     General and administrative                               720          563          1,726          878         4,707
---------------------------------------------------------------------------------------------------------------------------
       Total operating expenses                             6,823        2,985         11,892        4,570        25,281
---------------------------------------------------------------------------------------------------------------------------
   Operating loss                                          (6,823)      (2,985)       (11,892)      (4,570)      (25,281)
   Other income, net                                          309           99            685          234         1,261
---------------------------------------------------------------------------------------------------------------------------
   Loss before income taxes                                (6,514)      (2,886)       (11,207)      (4,336)      (24,020)
   Provision for income taxes                                   0            0              0            0             0
---------------------------------------------------------------------------------------------------------------------------
   Net loss                                                (6,514)      (2,886)       (11,207)      (4,336)      (24,020)
   Beneficial conversion feature on preferred stock             0            0        (22,870)           0       (22,870)
---------------------------------------------------------------------------------------------------------------------------
   Net loss attributable to common stockholders           ($6,514)     ($2,886)      ($34,077)     ($4,336)     ($46,890)
---------------------------------------------------------------------------------------------------------------------------

   Basic and diluted net loss per common share             ($2.95)      ($1.68)       ($16.28)      ($2.53)
-------------------------------------------------------------------------------------------------------------
   Weighted average common shares                       2,208,721    1,721,797      2,093,361    1,713,448
-------------------------------------------------------------------------------------------------------------

   Pro forma basic and diluted net loss per share          ($0.36)      ($0.31)        ($1.96)      ($0.47)
-------------------------------------------------------------------------------------------------------------
   Pro forma weighted average common shares            18,023,681    9,308,041     17,383,060    9,299,692
-------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                  ESPERION THERAPEUTICS, INC. AND SUBSIDIARY
                     (A Company in the Development Stage)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                       Six Months Ended          Inception to
                                                                           June 30,                June 30,
                                                                 -----------------------------
   in thousands                                                      2000              1999          2000
------------------------------------------------------------------------------------------------------------------
   Cash flows from operating activities:
     Net loss                                                      ($11,207)          ($4,336)        ($24,020)
     Adjustments to reconcile net loss to net cash
      used in operating activities:
       Depreciation                                                     328               143              799
       Amortization of deferred stock compensation                      506               140              785
       Stock-based compensation expense                                 413                 0              688
       Decrease in notes receivable                                      15                 7               34
       Changes in assets and liabilities:
         Prepaid expenses and other                                    (314)               64             (452)
         Other assets                                                    (5)              (20)              (4)
         Accounts payable                                              (262)              923            1,133
         Accrued liabilities                                          1,638               379            2,371
------------------------------------------------------------------------------------------------------------------
            Net cash used in operating activities                    (8,888)           (2,700)         (18,666)
------------------------------------------------------------------------------------------------------------------
   Cash flows from investing activities:
     Purchases of furniture and equipment                              (510)             (944)          (2,937)
     Deposit on furniture and equipment                                (450)                0             (450)
------------------------------------------------------------------------------------------------------------------
            Net cash used in investing activities                      (960)             (944)          (3,387)
------------------------------------------------------------------------------------------------------------------
   Cash flows from financing activities:
     Net proceeds from issuance of convertible preferred stock       26,871                 0           42,200
     Proceeds from the issuance of common stock                          50                 0               52
     Proceeds from long-term debt                                         0             1,486            3,027
     Repayments of long-term debt                                      (248)                0             (496)
------------------------------------------------------------------------------------------------------------------
            Net cash provided by financing activities                26,673             1,486           44,783
------------------------------------------------------------------------------------------------------------------
   Effect of exchange rate changes on cash                              (44)              (20)             (45)
------------------------------------------------------------------------------------------------------------------
   Net increase (decrease) in cash and cash equivalents              16,781            (2,178)          22,685
   Cash and cash equivalents at beginning of period                   5,904            12,541                0
------------------------------------------------------------------------------------------------------------------
   Cash and cash equivalents at end of period                     $  22,685         $  10,363        $  22,685
------------------------------------------------------------------------------------------------------------------
   Supplemental disclosures of cash flow information:
     Cash paid during the period for:
       Interest                                                   $     142         $       0
       Income taxes                                               $       0         $       0
-------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                  ESPERION THERAPEUTICS, INC. AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1) - Basis of Presentation

  The accompanying unaudited condensed consolidated financial statements include the accounts of Esperion Therapeutics, Inc. ("Esperion" or the "Company") and its subsidiary, and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The Company believes that all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form S-1.

  Operating results for the three and six month periods ended June 30, 2000 and 1999 are not necessarily indicative of the results that may be expected for the full year.


(2) - Initial Public Offering of Common Stock

  In August 2000, the Company completed an initial public offering of its stock, which resulted in the issuance of 6,000,000 shares of common stock at $9.00 per share. In September 2000, an additional 900,000 shares were sold by the Company at $9.00 per share to cover the underwriters' over-allotment.


(3) - Comprehensive Loss

  Comprehensive loss is the total of net loss and all other non-owner changes in equity. Total comprehensive loss was $6,518,000 and $2,881,000 for the three month periods ended June 30, 2000 and 1999, respectively, and $11,213,000 and $4,330,000 for the six month periods ended June 30, 2000 and 1999, respectively. The difference between net loss, as reported in the accompanying condensed consolidated statements of operations, and comprehensive loss is the foreign currency translation adjustment for the respective periods.


(4) - Basic, Diluted and Pro Forma Loss per Share

  Basic and diluted loss per share amounts have been calculated using the weighted average number of shares of common stock outstanding during the respective periods.

  In all periods presented, options for the purchase of common stock were not included in the calculation of diluted loss per share as doing so would have been anti-dilutive.

 The following table presents the calculation of pro forma basic and diluted net loss per share:

                                                             Three Months Ended                  Six Months Ended
                                                                  June 30,                           June 30,
                                                         -----------------------------     ------------------------------
                                                            2000              1999             2000              1999
                                                         -----------------------------     ------------------------------
Net loss attributable to common stockholders...........  $(6,514,000)      $(2,886,000)    $(34,077,000)      $(4,336,000)
                                                         =============================     ==============================

Shares used in computing basic and diluted net loss
 per share.............................................    2,208,721         1,721,797        2,093,361         1,713,448
Pro forma adjustment to reflect assumed conversion
 of Series A and Series B preferred stock..............    7,586,244         7,586,244        7,586,244         7,586,244
Pro forma adjustment to reflect assumed conversion
 of Series C and Series D preferred stock..............    8,228,716                --        7,703,455                --
                                                         -----------------------------     ------------------------------
Shares used in computing pro forma basic and diluted
 net loss per share....................................   18,023,681         9,308,041       17,383,060         9,299,692
                                                         =============================     ==============================

Pro forma basic and diluted net loss per share.........  $     (0.36)      $     (0.31)    $      (1.96)      $     (0.47)
                                                         =============================     ==============================

Series C and Series D Preferred Stock

  In accordance with EITF 98-5, the Company recorded approximately $22.9 million relating to the beneficial conversion feature of the Series C preferred stock and Series D preferred stock in the first quarter of fiscal 2000 through equal and offsetting adjustments to additional paid-in capital with no net impact on stockholders' equity, as the preferred stock was convertible immediately on the date of issuance. The beneficial conversion feature was considered in the determination of the Company's loss per common share amounts in the applicable periods.


(5) - Commitments and Contingencies

Legal Proceeding

  On March 22, 2000, Talaria Therapeutics, Inc. filed a lawsuit, in which the Company was one of several named defendants, regarding intellectual property and other matters. In this lawsuit, Talaria alleges, among other things, that a patent application that the Company sublicenses improperly incorporates within it confidential information belonging to the person named as the investor in certain patents. In August 2000, the Company entered into a non-binding letter of intent providing for the acquisition of Talaria (see Note 7). The acquisition, if completed, would resolve such litigation and remove the uncertainty about the patent application that the Company sublicenses. The completion of the acquisition of Talaria is subject to certain closing conditions. If the acquisition is not completed, the Company is prepared to defend this litigation in court. At this time, the Company is not able to determine with any certainty the potential outcome of this action or the potential liability, if any, and as such, no reserve has been recorded in the accompanying condensed consolidated balance sheets at June 30, 2000.

Contingent repurchase of stock

  The Company may be required to repurchase approximately 47,000 shares of common stock that was sold to certain employees and others under the Company's directed share program as part of the initial public offering (see Note 2). The Company believes that the maximum liability arising from this repurchase would be approximately $423,000 plus interest. A liability has not been recorded in the financial statements, as management believes that the potential repurchase of these shares is not likely.

(6) - Reverse Stock Split

  The Company effected a 0.7225-for-1 reverse stock split of all outstanding common stock and stock options as of March 24, 2000. All references to the number of shares and per share amounts have been retroactively restated to reflect this reverse stock split.


(7) - Subsequent Events

  In August 2000, the Company entered into a non-binding letter of intent to acquire Talaria Therapeutics, Inc. by way of a merger. The letter of intent provides for the exchange of all of the outstanding shares of stock of Talaria for 813,008 shares of our common stock. The letter of intent also provides for additional payments to Talaria stockholders of up to $6.25 million in cash or common stock upon the achievement of four future development milestones. The milestone payments would become due upon the enrollment of the first patient in certain clinical trials and each of the filing and approval of a new drug application in the United States. These milestones would increase the amount of the initial purchase price in the period when the milestone is achieved. The letter of intent further provides for deferred contingent payments in cash or common stock due to Talaria stockholders based on future net sales of the product in North America, as defined in the letter of intent. The deferred contingent payments would be calculated at a rate of approximately 6% of such net sales or 25% of any sublicensing royalties that the Company receives based upon such net sales. Both the milestone payments and the deferred contingent payments are subject to a combined maximum aggregate amount of $20.0 million. These deferred contingent payments would be included in cost of sales in the period when the respective sales are recognized. The acquisition is subject to the negotiation of a definitive merger agreement and related documents, which would include customary closing conditions, including approval by each company's board of directors and Talaria's stockholders.

  The acquisition, if completed, would be accounted for under the purchase method of accounting. The purchase price would be allocated to both tangible and intangible assets. As a result of this allocation, the Company expects to write-off approximately $4.0 million of acquired in-process research and development. Any remaining purchase price would be allocated to goodwill and amortized over a period of five years. The final allocation would be based on an independent appraisal of the fair values on the closing date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion provides an analysis of the Company's financial condition and results of operations, and should be read in conjunction with the Company's consolidated financial statements and the notes included in Item 1 of this Form 10-Q.

Forward-Looking Information is Subject to Risk and Uncertainty

  The following Management's Discussion and Analysis of Financial Condition and Results of Operations as well as information contained elsewhere in this report contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, but are not limited to, statements concerning certain costs and operating expense levels, the level of other income, the Company's liquidity and capital needs, various business environment and trend information, completion of clinical trials, the Company's product candidates, research and development, manufacturing, sales, marketing and commercialization of potential products, and the potential acquisition of Talaria Therapeutics, Inc. When used in this report, we intend the words "may," "believe," "anticipate," "planned," "expect," "require," "intend," "assume" and similar words to identify "forward-looking statements." Our forward-looking statements involve uncertainties and other factors that may cause our actual results, performance or achievements, to be far different from that suggested by our forward-looking statements. These factors include, but are not limited to, risks associated with the development of our product candidates, including regulatory approval; dependence on clinical research organizations, license arrangements and other strategic relationships; dependence on patents and proprietary rights; procurement, maintenance, enforcement and defense of its patents and proprietary rights; risks related to manufacturing; risks related to the ability to consummate the potential acquisition of Talaria; risks associated with the timing and acceptance of new products by the Company or its competitors; competitive conditions in the industry; business cycles affecting the markets in which the Company's products are sold; extraordinary events, such as litigation; risks inherent in seeking and consummating acquisitions, including the diversion of management attention to the assimilation of the operations and personnel of the acquired business; fluctuations in foreign exchange rates; and economic conditions generally or in various geographic areas. All of the foregoing factors are difficult to forecast. The future operating results of the Company may fluctuate materially as a result of these and other risk factors detailed from time to time in the Company's Securities and Exchange Commission reports and detailed in the Company's Registration Statement on Form S-1, as amended (Registration No. 333-31032), originally filed with the Securities and Exchange Commission on February 24, 2000. Accordingly, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance. It is likely that, in some future quarters, the Company's operating results will be below the expectations of stock market analysts and investors. In such an event, the price of the Company's common stock would likely be materially adversely affected. You should not place undue reliance on our forward-looking statements. We do not intend to update any of these factors or to publicly announce the results of any revisions to any of these forward-looking statements.

Overview

Background

  We have devoted substantially all of our resources since we began our operations in May 1998 to the research and development of pharmaceutical product candidates for cardiovascular disease. We are a development stage pharmaceutical company and have not generated any revenues from product sales. We have not been profitable and have incurred a cumulative net loss of approximately $24.0 million from inception through June 30, 2000. These losses have resulted principally from costs incurred in research and development activities, and general and administrative expenses. We expect to incur significant additional operating losses for at least the next several years and until such time as we generate sufficient revenue to offset expenses. Research and development costs relating to product candidates will continue to increase. Manufacturing, sales and marketing costs will increase as we prepare for the commercialization of our products.

Recent Development

  In August 2000, we entered into a non-binding letter of intent providing for our acquisition of Talaria Therapeutics, Inc. by way of a merger. The proposed letter of intent provides for the exchange of all of the outstanding shares of stock of Talaria for 813,008 shares of our common stock. The letter of intent also provides for additional payments by us to Talaria stockholders of up to $6.25 million in cash or common stock upon the achievement of four future development milestones, of which $750,000 may become due within the next twelve months. The milestone payments would become due upon the enrollment of the first patient in certain future clinical trials and each of the filing and approval of a new drug application in the United States. The letter of intent further provides for deferred contingent payments in cash or common stock payable to Talaria stockholders based on net sales of large unilamellar vesicles, or LUVs, in North America, as defined in the letter of intent. We expect that the deferred contingent payments would be calculated at a rate of approximately 6% of such net sales, or 25% of sublicensing royalties that we would receive based upon such net sales. Both the milestone payments and the deferred contingent payments are subject to a combined maximum aggregate amount of $20.0 million.

  The acquisition, if completed, would be accounted for under the purchase method of accounting. The initial purchase price for amounts due at closing would be allocated to both tangible and intangible assets. As a result of this initial estimated allocation, we expect to write-off approximately $4.0 million of acquired in-process research and development. Any remaining purchase price would be allocated to goodwill and amortized over a five-year period. The final allocation would be based on an independent appraisal of the fair values on the closing date. We expect that we would account for the milestone payments as increases to the initial purchase price in the period when the milestone is achieved and we would include these additional amounts as part of goodwill. We expect to account for any deferred contingent payments relating to sales of the LUV product as cost of sales in the period when the related sales are recognized.

  We expect to allocate $4.0 million of the initial purchase price to acquired in-process research and development based on the assumption that the development of LUVs has not yet reached technological feasibility, and that no alternative future uses have been identified. Significant further investment is required to complete the development of the acquired technology, including completion of clinical trials, manufacturing scale-up and successful regulatory approvals. Talaria had spent approximately $3.2 million on the development of the in-process project since its inception in 1998; the patent holders spent additional amounts on scientific research prior to 1998. We expect to spend an additional $20.0 million in third party costs over all phases of the project prior to commercialization. Of these remaining costs, approximately $15.0 million would relate to a Phase III clinical trial which is expected to commence after the Phase II clinical trials are completed, but not sooner than 2002. Our expectations with respect to these additional costs, adjustments and periods are preliminary and therefore subject to substantial sequential adjustments.

Results of Operations

 Operating Expenses

                                     Three Months Ended June 30,              Six Months Ended June 30,
                                  ---------------------------------       --------------------------------
dollars in thousands               2000         1999      % Change         2000        1999       % Change
----------------------------------------------------------------------------------------------------------
Research and  development         $6,103      $2,422       152.0%         $10,166      $3,692       175.4%
   % of total                       89.4%       81.1%                        85.5%       80.8%

General and administrative        $  720      $  563        27.9%         $ 1,726      $  878        96.6%
   % of total                       10.6%       18.9%                        14.5%       19.2%

Three Months Ended June 30, 2000

  Research and Development Expenses. Research and development expenses increased to approximately $6.1 million for the three months ended June 30, 2000 compared to approximately $2.4 million for the three months ended June 30, 1999. This increase is primarily due to the costs associated with developing our product candidates, including new product candidates discovered or in-licensed over the past year, as well as higher personnel costs.

  General and Administrative Expenses. General and administrative expenses increased to approximately $720,000 for the three months ended June 30, 2000 compared to approximately $563,000 for the three months ended June 30, 1999. This increase is primarily due to higher personnel costs to support the growth in the operations.

  Other Income (Expense). Interest income increased to approximately $313,000 for the three months ended June 30, 2000 compared to approximately $99,000 for the three months ended June 30, 1999. The increase is attributable to higher levels of cash and cash equivalents available for investment in 2000. Interest expense for the three months ended June 30, 2000 and 1999 was approximately $48,000 and $0, respectively, and represents interest incurred on an equipment financing facility and a special project loan in 2000. During the three months ended June 30, 2000, we recorded approximately $44,000 of foreign currency transaction gains on transactions denominated in various currencies of European countries.

  Net Loss. The net loss was approximately $6.5 million for the three months ended June 30, 2000 compared to approximately $2.9 million for the three months ended June 30, 1999. The increase reflects increases in research and development and general and administrative expenses, offset in part by the increase in interest income.

Six Months Ended June 30, 2000

  Research and Development Expenses. Research and development expenses increased to approximately $10.2 million for the six months ended June 30, 2000 compared to approximately $3.7 million for the six months ended June 30, 1999. This increase is primarily due to the costs associated with developing our product candidates, including new product candidates discovered or in-licensed over the past year, as well as higher personnel costs.

  General and Administrative Expenses. General and administrative expenses increased to approximately $1.7 million for the six months ended June 30, 2000 compared to approximately $878,000 for the six months ended June 30, 1999. This increase is primarily due to increased general and administrative personnel and facility costs as well as a $413,000 non-cash compensation charge related to the issuance of series C preferred stock in exchange for services rendered by an employee and a director.

  Other Income (Expense). Interest income increased to approximately $665,000 for the six months ended June 30, 2000 compared to approximately $235,000 for the six months ended June 30, 1999. The increase is attributable to higher levels of cash and cash equivalents available for investment in 2000. Interest expense for the same periods was approximately $177,000 and $1,000 and represents interest incurred on an equipment financing facility and a special project loan in 2000. During the six months ended June 30, 2000, we recorded approximately $197,000 of foreign currency transaction gains on transactions denominated in various currencies of European countries.

  Net Loss. The net loss was approximately $11.2 million for the six months ended June 30, 2000 compared to approximately $4.3 million for the six months ended June 30, 1999. The increase reflects increases in research and development and general and administrative expenses, offset in part by the increase in interest income.

  Net Loss Attributable to Common Stockholders. The net loss attributable to common stockholders for the six months ended June 30, 2000 includes a one-time $22.9 million charge related to the beneficial conversion feature on the series C and series D convertible preferred stock. The total of the non-cash beneficial conversion feature was reflected through equal and offsetting adjustments to additional paid-in-capital with no net impact on stockholders' equity. The beneficial conversion feature was considered in the determination of our loss per common share amounts.

Liquidity and Capital Resources

  In August 2000, the Company completed an initial public offering of its stock, which resulted in the issuance of 6,000,000 shares of common stock at $9.00 per share. In September 2000, an additional 900,000 shares were sold by the Company at $9.00 per share to cover the underwriters' over-allotment. Total proceeds to the Company from the offering were approximately $57.8 million, after deducting the underwriting discount. As of June 30, 2000, the Company had cash and cash equivalents of approximately $22.7 million, an increase of approximately $16.8 million from December 31, 1999 resulting primarily from the issuance of series C and series D preferred stock financings in January 2000 and February 2000, respectively, offset by approximately $8.9 million in cash used to fund operations. We believe that our current cash position, available borrowings under our credit facilities and the proceeds of the initial public offering will be sufficient to fund our operations and capital expenditures until at least the end of 2002.

  During the six months ended June 30, 2000 and 1999, net cash used in operating activities was approximately $8.9 and $2.7 million, respectively. This cash was used to fund our net losses for the periods, adjusted for non-cash expenses and changes in operating assets and liabilities.

  Net cash used in investing activities for the six months ended June 30, 2000 and 1999 was $960,000 and $944,000, respectively, primarily the result of the acquisition of laboratory equipment, furniture and fixtures and office equipment.

  Net cash proceeds from financing activities were $26.7 million and $1.5 million for the six months ended June 30, 2000 and 1999, respectively. The net cash proceeds from financing activities for the six months ended June 30, 2000 were primarily from the issuance of preferred stock. The net cash proceeds from financing activities during the six months ended June 30, 1999 were from borrowings on an equipment loan.

  We anticipate that our capital expenditures will be approximately $2.5 million in 2000. These expenditures include an agreement we have entered into with a scientific instrument manufacturer to purchase a specialized piece of equipment for $1.0 million. We expect delivery in the second half of 2000.

  As of June 30, 2000, we had approximately $991,000 outstanding under a credit facility with a U.S. bank. This credit facility was used to finance purchases of equipment. Borrowings under the facility bear interest at the bank's prime rate plus 1.0%. We also have a credit facility with a Swedish entity totaling 50 million Swedish kronor (approximately $1.5 million of which was outstanding as of June 30, 2000) that may only be used to finance the development of our AIM product candidate. If a related product is not developed or does not succeed in the market, our obligation to repay the loan may be forgiven. Borrowings under the loan facility bear interest at 17.0% of which 9.5% is payable quarterly. The remaining 7.5% of interest together with principal are payable in five equal annual installments starting December 2004.

  We have signed a commitment letter with a U.S. lender for a credit facility that may be used to finance past and future purchases of equipment. If final loan documents are signed relating to this facility, the aggregate borrowings available under the facility would be $2.5 million. This facility is subject to completion of the final loan documents and approval from the lender.

  We lease our corporate and research and development facilities under operating leases expiring at various times through June 2002. We may extend these leases for additional periods. Minimum annual payments under these leases are approximately $491,000 as of June 30, 2000.

  We expect that our operating expenses and capital expenditures will increase in future periods. We also intend to hire additional research and development, clinical testing and administrative staff. Our capital expenditure requirements will depend on numerous factors, including the progress of our research and development programs, the time required to file and process regulatory approval applications, the development of commercial manufacturing capability, the ability to obtain additional licensing arrangements, and the demand for our product candidates, if and when approved by the FDA or other regulatory authorities.

Income Taxes

  As of June 30, 2000, we had net operating loss carryforwards of approximately $20.9 million. These net operating loss carryforwards expire beginning in 2018. Additionally, utilization of net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code. These and other deferred income tax assets are fully reserved by a valuation allowance as management has determined that it is more likely than not that the deferred tax assets will not be realized.

Employees

  As of June 30, 2000, we had 47 employees. Of these employees, 39 were engaged in research, preclinical and clinical development, regulatory affairs, intellectual property activities, and/or manufacturing activities and 8 were engaged in finance and general administrative activities.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

  Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at June 30, 2000.
Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time will increase our interest expense.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

  On March 22, 2000, Talaria filed a lawsuit against us and Inex Pharmaceuticals Corp., or Inex, the University of British Columbia, or UBC, and the two inventors named on patent applications we sub-licensed from Inex. One of these inventors is now employed by us. One of the allegations in the lawsuit, which was filed in the United States District Court for the Eastern District of Virginia, is the improper incorporation into a UBC patent application of certain confidential information of Dr. Williams. This UBC patent application is exclusively licensed to Inex and sublicensed to us. In addition to seeking damages, Talaria is asking to be named as the owner or co-owner of the UBC patent application. The parties to the lawsuit have agreed that UBC would take appropriate action in the United States Patent and Trademark Office to prevent issuance of the UBC patent application as a patent until the court had an opportunity to decide certain motions. These motions include one filed by Talaria for a preliminary injunction that would have UBC withdraw the UBC patent applications pending a full trial of the lawsuit or prevent UBC from prosecuting the patent applications. In August 2000, the Company entered into a non-binding letter of intent providing for the acquisition of Talaria. The acquisition, if completed, would resolve such litigation and remove the uncertainty about the patent application that the Company sublicenses. The completion of the acquisition of Talaria is subject to certain closing conditions. If the acquisition is not completed, the Company is prepared to defend this litigation in court. No assurance can be given that any acquisition of Talaria, or any settlement of litigation, can be successfully completed. While we believe that there are valid defenses to Talaria's claims as well as certain indemnification rights against Inex, any such defense would be expensive and would divert management's attention, and there can be no assurances as to the ultimate outcome.

Item 2.  Changes in Securities and Use of Proceeds

  On August 10, 2000, the Company consummated its initial public offering (the "Offering") of its common stock, .001 par value (the "Common Stock") based on the Registration Statement on Form S-1, as amended, relating to this offering (Registration No. 333-31032), which was declared effective on August 9, 2000. Robertson Stephens, Chase H&Q and U.S. Bancorp Piper Jaffray were the managing underwriters of the Offering. The Offering terminated on September 8, 2000 upon the sale of all shares registered. The number of shares registered, the aggregate price of the offering amount registered, the amount sold and the aggregate offering price of the amount sold by the Company in the Offering were as follows:

--------------------------------------------------------------------------------------------------------------------
                                                    Shares       Aggregate Price                         Aggregate
                              Closing Date        Registered        Registered        Amount Sold        Price Sold
--------------------------------------------------------------------------------------------------------------------
Primary Offering             August 15, 2000       6,000,000       $54,000,000        6,000,000          $54,000,000
--------------------------------------------------------------------------------------------------------------------
Over-allotment Offering     September 8, 2000        900,000       $ 8,100,000          900,000          $ 8,100,000
--------------------------------------------------------------------------------------------------------------------

  As of the closing of the Offering on September 8, 2000, the Company had incurred the following expenses, none of which were direct or indirect payments to directors, officers, general partners of the Company or their associates or to persons owning 10% of more of any class of equity securities of the Company or to affiliates of the Company:

--------------------------------------------------------------------------------------------------------------------
                              Underwriting
                              Discounts and                       Underwriters'         Other              Total
                               Commissions       Finders Fees       Expenses         Expenses (1)       Expenses (1)
--------------------------------------------------------------------------------------------------------------------
Primary Offering                 $3,780,000           $0               $0              $1,800,000         $5,580,000
--------------------------------------------------------------------------------------------------------------------
Over-allotment Offering          $  567,000           $0               $0              $  100,000         $  667,000
--------------------------------------------------------------------------------------------------------------------

 (1) Estimated.

  The net offering proceeds to the Company, from the Offering, after deducting the foregoing discounts, commissions, fees and expenses were $55,853,000. From August 15, 2000 through the date of this filing, the Company invested the net proceeds from the Offering in cash equivalents and short-term investments.

  Pursuant to our 1998 Stock Option Plan, during the three months ended June 30, 2000, we have granted options to purchase a total of 23,837 shares of common stock. During the three months ended June 30, 2000, options to purchase a total of 7,768 shares of common stock were exercised. In granting the options and selling the underlying securities upon exercises of the options, we are relying upon exemptions from registration set forth in Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 701, Regulation D or Regulation S promulgated thereunder.


Item 3.  Defaults Upon Senior Securities

  Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders

  Not applicable.


Item 5.  Other Information

  Not applicable.


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits


   Number                               Exhibit
-------------------------------------------------------------------------------
   (3.3)    Fifth Amended and Restated Certificate of Incorporation of the
            Company.

   (3.4)    Amended and Restated Bylaws of the Company.

  (27.1)    Financial Data Schedule.

(b) Reports on Form 8-K

    No reports on Form 8-K were filed by the Company during the three months ended June 30, 2000.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 20, 2000           ESPERION THERAPEUTICS, INC.
                                    (Registrant)


                               By:  /s/ Roger S. Newton
                                    --------------------------------------------
                                    Roger S. Newton
                                    President and  Chief Executive Officer
                                    (Principal Executive Officer)


                               By:  /s/ Timothy M. Mayleben
                                    --------------------------------------------
                                    Timothy M. Mayleben
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS


   Number                               Exhibit
--------------------------------------------------------------------------------

   (3.3)       Fifth Amended and Restated Certificate of Incorporation of the
               Company.

   (3.4)       Amended and Restated Bylaws of the Company.

  (27.1)       Financial Data Schedule.