Form 10-Q
period 2000-09-30
ESPERION THERAPEUTICS INC/MI
filed 2000-11-14
CIK 1066745

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal period ended: September 30, 2000

     OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____________ to ____________


                       Commission file number: 001-16033


                          ESPERION THERAPEUTICS, INC.
            (Exact name of registrant as specified in its charter)



          Delaware                           2834                                  38-3419139
(State of incorporation)         (Primary Standard Industrial           (IRS Employer Identification No.)
                                   Classification Code No.)

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

                           [X]  Yes        [_]  No



The number of outstanding shares of the Registrant's common stock, as of November 1, 2000, was 25,767,476.

                          ESPERION THERAPEUTICS, INC.

                                   FORM 10-Q
                               TABLE OF CONTENTS

                                                                                                             Page
                                                                                                             ----
PART I - FINANCIAL INFORMATION

     Item 1.   Financial Statements

                    Condensed Consolidated Balance Sheets as of September 30, 2000 and
                         December 31, 1999...............................................................     3

                    Condensed Consolidated Statements of Operations for the Three and Nine
                         Months Ended September 30, 2000 and 1999, and the period from inception
                         to September 30, 2000...........................................................     4

                    Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
                         September 30, 2000 and 1999, and the period from inception to
                         September 30, 2000..............................................................     5

                    Notes to Condensed Consolidated Financial Statements.................................     6

     Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.....     9

     Item 3.   Quantitative and Qualitative Disclosures about Market Risk................................    14

PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings.........................................................................    15

     Item 2.   Changes in Securities and Use of Proceeds.................................................    15

     Item 3.   Defaults Upon Senior Securities...........................................................    15

     Item 4.   Submission of Matters to a Vote of Security Holders.......................................    15

     Item 5.   Other Information.........................................................................    15

     Item 6.   Exhibits and Reports on Form 8-K..........................................................    15

SIGNATURES...............................................................................................    16

INDEX TO EXHIBITS........................................................................................    17

                        PART I - FINANCIAL INFORMATION


Item 1. Financial Statements



                 ESPERION THERAPEUTICS, INC. AND SUBSIDIARIES
                     (A Company in the Development Stage)

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                September 30,      December 31,
   in thousands                                                                    2000                1999
-----------------------------------------------------------------------------------------------------------------
   Assets:                                                                       (Unaudited)
   Current assets:
     Cash and cash equivalents                                                    $ 75,638          $  5,904
     Prepaid expenses and other                                                        766               139
-----------------------------------------------------------------------------------------------------------------
       Total current assets                                                         76,404             6,043
-----------------------------------------------------------------------------------------------------------------
   Furniture and equipment, net                                                      2,222             1,956
   Goodwill, net                                                                     3,687                 0
   Deposits and other assets                                                           559                 0
-----------------------------------------------------------------------------------------------------------------
   Total assets                                                                   $ 82,872          $  7,999
=================================================================================================================

   Liabilities and Stockholders' Equity:
   Current liabilities:
     Current portion of long term debt                                            $    495          $    495
     Accounts payable                                                                2,642             1,425
     Accrued liabilities                                                             4,400               980
-----------------------------------------------------------------------------------------------------------------
       Total current liabilities                                                     7,537             2,900
-----------------------------------------------------------------------------------------------------------------
   Long term debt, less current portion                                              2,483             2,284
   Stockholders' equity:
     Common stock                                                                       26                 2
     Convertible preferred stock                                                         0               105
     Additional paid in capital                                                    110,511            16,467
     Notes receivable                                                                  (74)             (106)
     Accumulated deficit during the development stage                              (34,824)          (12,813)
     Deferred stock compensation                                                    (3,028)             (838)
     Accumulated other comprehensive income (loss)                                     241                (2)
-----------------------------------------------------------------------------------------------------------------
       Total stockholders' equity                                                   72,852             2,815
-----------------------------------------------------------------------------------------------------------------
   Total liabilities and stockholders' equity                                     $ 82,872          $  7,999
=================================================================================================================


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                 ESPERION THERAPEUTICS, INC. AND SUBSIDIARIES
                     (A Company in the Development Stage)

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                           Three Months Ended                Nine Months Ended         Inception to
                                                              September 30,                     September 30,          September 30,
                                                    ------------------------------    -----------------------------
in thousands except share and per share data              2000             1999             2000            1999           2000
-----------------------------------------------------------------------------------------------------------------------------------
  Operating expenses:
     Research and development                       $     6,701       $    2,227      $    16,867      $    5,919      $  27,275
     General and administrative                             611              782            2,337           1,660          5,318
     Goodwill amortization                                   63                0               63               0             63
     Purchased in process R&D                             4,000                0            4,000               0          4,000
-----------------------------------------------------------------------------------------------------------------------------------
          Total operating expense                        11,375            3,009           23,267           7,579         36,656
-----------------------------------------------------------------------------------------------------------------------------------
  Operating loss                                        (11,375)          (3,009)         (23,267)         (7,579)       (36,656)
  Other income, net                                         571               86            1,256             320          1,832
-----------------------------------------------------------------------------------------------------------------------------------
  Loss before income taxes                              (10,804)          (2,923)         (22,011)         (7,259)       (34,824)
  Provision for income taxes                                  0                0                0               0              0
-----------------------------------------------------------------------------------------------------------------------------------
  Net loss                                              (10,804)          (2,923)         (22,011)         (7,259)       (34,824)
  Beneficial conversion feature on preferred stock            0                0          (22,870)              0        (22,870)
-----------------------------------------------------------------------------------------------------------------------------------
  Net loss attributable to common stockholders         ($10,804)         ($2,923)        ($44,881)        ($7,259)      ($57,694)
-----------------------------------------------------------------------------------------------------------------------------------

  Basic and diluted net loss per common share            ($0.74)          ($1.51)          ($7.14)         ($4.06)
------------------------------------------------------------------------------------------------------------------
  Weighted average common shares                     14,670,614        1,934,372        6,285,788       1,787,089
------------------------------------------------------------------------------------------------------------------

  Pro forma basic and diluted net loss per share         ($0.50)          ($0.31)          ($2.38)         ($0.77)
------------------------------------------------------------------------------------------------------------------
  Pro forma weighted average common shares           21,699,485        9,520,616       18,821,878       9,373,333
------------------------------------------------------------------------------------------------------------------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                 ESPERION THERAPEUTICS, INC. AND SUBSIDIARIES
                     (A Company in the Development Stage)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                        Nine Months Ended          Inception to
                                                                          September 30,            September 30,
                                                                  -----------------------------
   in thousands                                                      2000              1999             2000
-------------------------------------------------------------------------------------------------------------------
   Cash flows from operating activities:
     Net loss                                                      ($22,011)          ($7,259)        ($34,824)
     Adjustments to reconcile net loss to net cash
      used in operating activities:
       Purchased in process research and development                  4,000                 0            4,000
       Depreciation and amortization                                  1,342               442            2,092
       Stock based compensation expense                                 413                 0              688
       Decrease in notes receivable                                      32                12               51
       Changes in assets and liabilities:
         Prepaid expenses and other                                    (642)               64             (780)
         Other assets                                                  (110)              (20)            (109)
         Accounts payable                                             1,280               562            2,675
         Accrued liabilities                                          3,484               918            4,217
-------------------------------------------------------------------------------------------------------------------
            Net cash used in operating activities                   (12,212)           (5,281)         (21,990)
-------------------------------------------------------------------------------------------------------------------
   Cash flows from investing activities:
     Purchases of furniture and equipment                              (785)           (1,072)          (3,212)
     Deposit on furniture and equipment                                (450)                0             (450)
     Acquisition of Talaria Therapeutics, Inc.                         (233)                0             (233)
-------------------------------------------------------------------------------------------------------------------
            Net cash used in investing activities                    (1,468)           (1,072)          (3,895)
-------------------------------------------------------------------------------------------------------------------
   Cash flows from financing activities:
     Net proceeds from issuance of convertible preferred stock       26,871                 0           42,200
     Net proceeds from initial public offering                       56,253                 0           56,253
     Proceeds from the issuance of common stock                          84                 0               86
     Proceeds from long term debt                                       781             1,486            3,808
     Repayments of long term debt                                      (342)             (124)            (590)
-------------------------------------------------------------------------------------------------------------------
            Net cash provided by financing activities                83,647             1,362          101,757
-------------------------------------------------------------------------------------------------------------------
   Effect of exchange rate changes on cash                             (233)                2             (234)
-------------------------------------------------------------------------------------------------------------------
   Net increase (decrease) in cash and cash equivalents              69,734            (4,989)          75,638
   Cash and cash equivalents at beginning of period                   5,904            12,541                0
-------------------------------------------------------------------------------------------------------------------
   Cash and cash equivalents at end of period                     $  75,638          $  7,552        $  75,638
-------------------------------------------------------------------------------------------------------------------
   Supplemental disclosures of cash flow information:
     Cash paid during the period for:
       Interest                                                   $     256          $     33
       Income taxes                                               $       0          $      0
----------------------------------------------------------------------------------------------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                 ESPERION THERAPEUTICS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1) - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements include the accounts of Esperion Therapeutics, Inc. ("Esperion" or the "Company") and its subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The Company believes that all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Registration Statement on Form S-1. (File No. 333-31032)

     Operating results for the three-and nine-month periods ended September 30, 2000 and 1999 are not necessarily indicative of the results that may be expected for the full year.

(2) - Initial Public Offering of Common Stock

     In August 2000, the Company completed an initial public offering of its stock, which resulted in the issuance of 6,000,000 shares of common stock at $9.00 per share. In connection with the offering, all of the outstanding preferred stock was converted to common stock. In September 2000, an additional 900,000 shares were sold by the Company at $9.00 per share to cover the underwriters' over-allotment. The Company received gross proceeds of $62.1 million, of which $4.3 million was paid as an underwriting discount. Expenses related to the offering totaled approximately $1.7 million. The proceeds have been invested in highly liquid, interest bearing, investment grade securities.

(3) - Acquisition

     On September 21, 2000, the Company acquired all of the outstanding shares of stock of Talaria Therapeutics, Inc. in exchange for the issuance of 813,008 shares of restricted Esperion common stock to Talaria stockholders, valued at a price of $9.00 per share. Additionally, the merger agreement provides for the following additional consideration to Talaria stockholders: (i) payment by the Company of up to $6.25 million in cash and/or common stock based on the achievement of four future development milestones; and (ii) payment by the Company of royalties in cash and/or common stock based on net annual sales of large unilamellar vesicles, or LUVs, in North America. The milestones are due upon the enrollment of the first patient in certain future clinical trials and upon each of the filing and approval of a new drug application in the United States. These milestone payments will increase the amount of the purchase price in the period when the milestone is achieved, and the Company will include these additional amounts in goodwill. The royalty payments will be included in cost of sales in the period when the respective sales are recognized. The combined milestone payments and royalties are subject to a maximum aggregate ceiling of $20.0 million.

     The acquisition was accounted for under the purchase method of accounting. In connection with this acquisition, the Company recorded a one-time charge to operations in the third quarter of 2000 of $4.0 million, associated with the write-off of in-process research and development acquired in the transaction that had not reached technological feasibility. The allocation of the purchase price was based on an independent appraisal of the fair values on the closing date. The remaining excess of the purchase price over the fair value of the net assets acquired of approximately $3.75 million has been recognized as goodwill and is being amortized on a straight-line basis over a period of five years. The operating results of Talaria have been included in the consolidated results of operations from the date of the merger.

     The purchase price allocation based on the net assets of Talaria at the closing date is as follows:

          Tangible net assets.................................       $ (167,714)
          In-process research and development.................        4,000,000
          Goodwill and other intangible assets................        3,750,000
                                                                     ----------
               Total purchase price...........................       $7,582,286
                                                                     ==========

     The $4.0 million allocation to purchased in-process research and development is based on the assumption that the development of LUVs has not yet reached technological feasibility, and that no alternative future uses have been identified. At the acquisition date, the product candidate had exhibited satisfactory safety and efficacy results in preliminary testing; however, significant further investment is required to complete the development of the acquired technology, including completion of clinical trials, manufacturing scale-up and successful regulatory approvals. Talaria had spent approximately $3.2 million on the development of the in-process project since its inception in 1998; the patent holders spent additional amounts on scientific research prior to 1998. We expect to spend an additional $20.0 million in third party costs over all phases of the project prior to commercialization. Of these remaining costs, approximately $15.0 million would relate to a Phase III clinical trial which is expected to commence after the Phase II clinical trials are completed, but not sooner than 2002. Our expectations with respect to these additional costs, adjustments and periods are preliminary and therefore subject to substantial sequential adjustments.

     In making its purchase price allocation, management considered present value calculations of income, an analysis of project accomplishments and remaining outstanding items, as well as project risks. The value assigned to purchased in-process technology was determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to their present value. The revenue projection used to value the in-process research and development was based on estimates of relevant market sizes, penetration rates, therapy costs, and the nature and expected timing of new product introductions by the Company and its competitors. The resulting net cash flows from such projects are based on management's estimates of milestone and royalty payments the acquired projects would command, as well as operating expenses and income taxes related to such projects.

     The rates utilized to discount the net cash flows to their present value were based on estimated cost of capital calculations. Due to the nature of the forecast and the risks associated with the projected growth and profitability of the developmental projects, a discount rate of 35% was considered appropriate for the in-process R&D. These discount rates were commensurate with the Talaria's stage of development and the uncertainties in the economic estimates described above. If these projects are not successfully developed, the sales and profitability of the combined company may be adversely affected in future periods.

(4) - Comprehensive Loss

     Comprehensive loss is the total of net loss and all other non-owner changes in equity. Total comprehensive loss was $10,555,000 and $2,918,000 for the three month periods ended September 30, 2000 and 1999, respectively, and $44,638,000 and $7,248,000 for the nine month periods ended September 30, 2000 and 1999, respectively. The difference between net loss, as reported in the accompanying condensed consolidated statements of operations, and comprehensive loss is the foreign currency translation adjustment for the respective periods.

(5) - Basic, Diluted and Pro Forma Loss per Share

     Basic and diluted loss per share amounts have been calculated using the weighted average number of shares of common stock outstanding during the respective periods. In all periods presented, options for the purchase of common stock were not included in the calculation of diluted loss per share as doing so would have been anti-dilutive.

     The following table presents the calculation of pro forma basic and diluted net loss per share:

                                                                   Three Months Ended                   Nine Months Ended
                                                                      September 30,                        September 30,
                                                             -------------------------------     ------------------------------
                                                                 2000               1999              2000              1999
                                                             -------------------------------     ------------------------------
Net loss attributable to common stockholders..............   $(10,804,000)      $(2,923,000)     $(44,881,000)      $(7,259,000)
                                                             ==============================      ==============================

Shares used in computing basic and diluted net loss
     per share............................................     14,670,614         1,934,372         6,285,788         1,787,089
Pro forma adjustment to reflect assumed conversion
     of Series A and Series B preferred stock from the
     date of issuance ....................................      3,371,664         7,586,244         6,181,384         7,586,244
Pro forma adjustment to reflect assumed conversion
     of Series C and Series D preferred stock from the
     date of issuance.....................................      3,657,207                --         6,354,706                --
                                                             ------------------------------      ------------------------------
Shares used in computing pro forma basic and diluted
     net loss per share...................................     21,699,485         9,520,616        18,821,878         9,373,333
                                                             ==============================      ==============================

Pro forma basic and diluted net loss per share............   $      (0.50)      $     (0.31)     $      (2.38)      $     (0.77)
                                                             ==============================      ==============================

Series C and Series D Preferred Stock

     In accordance with EITF 98-5, the Company recorded approximately $22.9 million relating to the beneficial conversion feature of the Series C preferred stock and Series D preferred stock in the first quarter of 2000 through equal and offsetting adjustments to additional paid-in capital with no net impact on stockholders' equity, as the preferred stock was convertible immediately on the date of issuance. The beneficial conversion feature was considered in the determination of the Company's loss per common share amounts in the applicable periods.

(6) - Commitments and Contingencies

Contingent repurchase of stock

     The Company may be required to repurchase approximately 47,000 shares of common stock that were sold to certain employees and others under the Company's directed share program as part of the initial public offering (see Note 2). The Company believes that the maximum liability arising from this repurchase would be approximately $423,000 plus interest. A liability has not been recorded in the financial statements, as management believes that the potential repurchase of these shares is not likely.

(7) - Reverse Stock Split

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

Forward-Looking Information is Subject to Risk and Uncertainty

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations as well as information contained elsewhere in this report contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, but are not limited to, statements concerning certain costs and operating expense levels, the level of other income, the Company's liquidity and capital needs, various business environment and trend information, completion of clinical trials, the Company's product candidates, research and development, manufacturing, sales, and marketing and commercialization of potential products. When used in this report, we intend the words "may," "believe," "anticipate," "planned," "expect," "require," "intend," "assume" and similar words to identify "forward-looking statements." Our forward-looking statements involve uncertainties and other factors that may cause our actual results, performance or achievements to be far different from that suggested by our forward-looking statements. These factors include, but are not limited to, risks associated with the development of our product candidates, including regulatory approval; dependence on clinical research organizations, license arrangements and other strategic relationships; dependence on patents and proprietary rights; procurement, maintenance, enforcement and defense of the Company's patents and proprietary rights; risks related to manufacturing; risks associated with the timing and acceptance of new products by the Company or its competitors; competitive conditions in the industry; business cycles affecting the markets in which the Company's products are sold; extraordinary events, such as litigation; risks inherent in seeking and consummating acquisitions, including the diversion of management attention to the assimilation of the operations and personnel of the acquired business; fluctuations in foreign exchange rates; and economic conditions generally or in various geographic areas. All of the foregoing factors are difficult to forecast. The future operating results of the Company may fluctuate materially as a result of these and other risk factors detailed from time to time in the Company's Securities and Exchange Commission reports and detailed in the Company's Registration Statement on Form S-1, as amended (Registration No. 333-31032), declared effective with the Securities and Exchange Commission on August 9, 2000. Accordingly, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance. It is likely that, in some future quarters, the Company's operating results will be below the expectations of stock market analysts and investors. In such an event, the price of the Company's common stock would likely be materially adversely affected. You should not place undue reliance on our forward-looking statements. We do not intend to update any of these factors or to publicly announce the results of any revisions to any of these forward-looking statements.

Overview

Background

     We have devoted substantially all of our resources since we began our operations in May 1998 to the research and development of pharmaceutical product candidates for cardiovascular and metabolic diseases. We are a development stage pharmaceutical company and have not generated any revenues from product sales. We have not been profitable and have incurred a cumulative net loss of approximately $57.7 million from inception through September 30, 2000. These losses have resulted principally from costs incurred in research and development activities, and general and administrative expenses. We expect to incur significant additional operating losses for at least the next several years and until such time as we generate sufficient revenue to offset expenses. Research and development costs relating to product candidates will continue to increase. Manufacturing, sales and marketing costs will increase as we prepare for the commercialization of our products.

Recent Development

     On September 21, 2000, the Company acquired all of the outstanding shares of stock of Talaria Therapeutics, Inc. ("Talaria") for 813,008 shares of restricted Esperion common stock. Additionally, the merger agreement provides for the following additional consideration to Talaria stockholders: (i) payment by the Company of up to $6.25 million in cash and/or common stock based on the achievement of four future development milestones, of which $750,000 may become due within the next twelve months; and (ii) payment by the Company of royalties in cash and/or common stock based on net annual sales of large unilamellar vesicles, or LUVs, in North America. The milestones are due upon the enrollment of the first patient in certain future clinical trials and upon each of the filing and approval of a new drug application in the United States. These milestone payments will increase the amount of the purchase price in the period when the milestone is achieved, and the Company will include these additional amounts in goodwill. The royalty payments will be included in cost of sales in the period when the respective sales are recognized. The combined milestone payments and royalties are subject to a maximum aggregate ceiling of $20.0 million.

     At the acquisition date, Talaria was conducting development and testing activities related to LUVs. The product candidate is designed to enhance mobilization of cholesterol from tissues to the liver for elimination. The end result of this cholesterol mobilization is intended to be an opening of narrowed arteries and improved hemodynamic function. The Company believes that LUVs could provide advantages over current available therapies.

     The acquisition was accounted for under the purchase method of accounting. The purchase price for amounts due at closing was allocated to both tangible and intangible assets. In connection with this allocation, the Company recorded a one-time charge to operations in the third quarter of 2000 of $4.0 million, associated with the write-off of in-process research and development acquired in the transaction that had not reached technological feasibility. The allocation of the purchase price was based on an independent appraisal of the fair values on the closing date using risk-adjusted cash flows related to the incomplete research and development project. The remaining excess of the purchase price over the fair value of the net assets acquired of approximately $3.75 million has been recognized as goodwill and is being amortized on a straight-line basis over a period of five years.

     The $4.0 million allocation to purchased in-process research and development is based on the assumption that the development of LUVs has not yet reached technological feasibility, and that no alternative future uses have been identified. At the acquisition date, the product candidate had exhibited satisfactory safety and efficacy results in preliminary testing; however, significant further investment is required to complete the development of the acquired technology, including completion of clinical trials, manufacturing scale-up and successful regulatory approvals. Talaria had spent approximately $3.2 million on the development of the in-process project since its inception in 1998; the patent holders spent additional amounts on scientific research prior to 1998. We expect to spend an additional $20.0 million in third party costs over all phases of the project prior to commercialization. Of these remaining costs, approximately $15.0 million would relate to a Phase III clinical trial which is expected to commence after the Phase II clinical trials are completed, but not sooner than 2002. Our expectations with respect to these additional costs, adjustments and periods are preliminary and therefore subject to substantial sequential adjustments.

     In making its purchase price allocation, management considered present value calculations of income, an analysis of project accomplishments and remaining outstanding items, as well as project risks. The value assigned to purchased in-process technology was determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to their present value. The revenue projection used to value the in-process research and development was based on estimates of relevant market sizes, penetration rates, therapy costs, and the nature and expected timing of new product introductions by the Company and its competitors. The resulting net cash flows from such projects are based on management's estimates of milestone and royalty payments the acquired projects would command, as well as operating expenses and income taxes related to such projects.

     The rates utilized to discount the net cash flows to their present value were based on estimated cost of capital calculations. Due to the nature of the forecast and the risks associated with the projected growth and profitability of the developmental projects, a discount rate of 35% was considered appropriate for the in-process R&D. These discount rates were commensurate with Talaria's stage of development and the uncertainties in the economic estimates described above. If this project is not successfully developed, the sales and profitability of the combined company may be adversely affected in future periods.

Results of Operations

    Operating Expenses


                                              Three Months Ended September                      Nine Months Ended September 30,
                                       -----------------------------------------        ----------------------------------------
  dollars in thousands                   2000           1999         % Change               2000            1999        % Change
---------------------------------------------------------------------------------------------------------------------------------
  Research and development             $6,701         $2,227           200.9%             $16,867           $5,919         185.0%
    % of total                           58.9%          74.0%                                72.5%            78.1%

  General and administrative           $  611         $  782           -21.9%             $ 2,337           $1,660          40.8%
    % of total                            5.4%          26.0%                                10.0%            21.9%

  Goodwill amortization                $   63         $    0             ***              $    63           $    0           ***
    % of total                            0.5%           0.0%                                 0.3%             0.0%

  Purchased in-process R&D             $4,000         $    0             ***              $ 4,000           $    0           ***
    % of total                           35.2%           0.0%                                17.2%             0.0%

Three Months Ended September 30, 2000 and 1999

     Research and Development Expenses. Research and development expenses increased to approximately $6.7 million for the three months ended September 30, 2000 compared to approximately $2.2 million for the three months ended September 30, 1999. This increase is primarily due to the costs associated with developing our product candidates, including new product candidates discovered or in-licensed over the past year, as well as higher personnel costs. In addition, the increase was a result of the costs incurred to manufacture clinical material in preparation for upcoming human clinical trials.

     General and Administrative Expenses. General and administrative expenses decreased to approximately $611,000 for the three months ended September 30, 2000 compared to approximately $782,000 for the three months ended September 30, 1999. In 1999, the Company incurred professional fees related to the in-licensing of new compounds for future development.

     Other Income (Expense). Interest income increased to approximately $782,000 for the three months ended September 30, 2000 compared to approximately $118,000 for the three months ended September 30, 1999. The increase is attributable to higher levels of cash and cash equivalents available for investment in 2000 as a result of the Company's preferred stock financings and the initial public offering. Interest expense for the three months ended September 30, 2000 and 1999 was approximately $157,000 and $32,000, respectively, and represents interest incurred on an equipment financing facility and a special project loan in 2000. During the three months ended September 30, 2000, we recorded approximately $54,000 of foreign currency transaction losses on transactions denominated in various currencies of European countries.

     Net Loss. The net loss was approximately $10.8 million for the three months ended September 30, 2000 compared to approximately $2.9 million for the three months ended September 30, 1999. The increase reflects increases in research and development in addition to the one-time $4.0 million purchased in-process R&D write-off, offset in part by the increase in interest income.

Nine Months Ended September 30, 2000 and 1999

     Research and Development Expenses. Research and development expenses increased to approximately $16.9 million for the nine months ended September 30, 2000 compared to approximately $5.9 million for the nine months ended September 30, 1999. This increase is primarily due to the costs associated with developing our product candidates, including new product candidates discovered or in-licensed over the past year, as well as higher personnel costs. In addition, the increase was a result of the costs incurred to manufacture clinical material in preparation for upcoming human clinical trials.

     General and Administrative Expenses. General and administrative expenses increased to approximately $2.3 million for the nine months ended September 30, 2000 compared to approximately $1.7 million for the nine months ended September 30, 1999. This increase is primarily due to increased general and administrative personnel and facility costs as well as a $413,000 non-cash compensation charge related to the issuance of series C preferred stock in exchange for services rendered by an employee and a director.

     Other Income (Expense). Interest income increased to approximately $1.4 million for the nine months ended September 30, 2000 compared to approximately $118,000 for the nine months ended September 30, 1999. The increase is attributable to higher levels of cash and cash equivalents available for investment in 2000. Interest expense for the same periods was approximately $333,000 and $32,000 and represents interest incurred on an equipment financing facility and a special project loan in 2000. During the nine months ended September 30, 2000, we recorded approximately $143,000 of foreign currency transaction gains on transactions denominated in various currencies of European countries.

     Net Loss. The net loss was approximately $22.0 million for the nine months ended September 30, 2000 compared to approximately $7.3 million for the nine months ended September 30, 1999. The increase reflects increases in research and development and general and administrative expenses in addition to the one-time $4.0 million purchased in-process R&D write-off, offset in part by the increase in interest income.

     Net Loss Attributable to Common Stockholders. The net loss attributable to common stockholders for the nine months ended September 30, 2000 includes a one-time $22.9 million charge related to the beneficial conversion feature on the series C and series D convertible preferred stock. The total of the non-cash beneficial conversion feature was reflected through equal and offsetting adjustments to additional paid-in-capital with no net impact on stockholders' equity. The beneficial conversion feature was considered in the determination of our loss per common share amounts.

Liquidity and Capital Resources

     In August 2000, the Company completed an initial public offering of its stock, which resulted in the issuance of 6,000,000 shares of common stock at $9.00 per share. In September 2000, an additional 900,000 shares were sold by the Company at $9.00 per share to cover the underwriters' over-allotment. Total proceeds to the Company from the offering were approximately $56.3 million, after deducting the underwriting discount and offering expenses. As of September 30, 2000, the Company had cash and cash equivalents of approximately $75.6 million, an increase of approximately $69.7 million from December 31, 1999, resulting primarily from the initial public offering and the preferred stock financings, offset by approximately $12.2 million in cash used to fund operations. Our investment policy emphasizes liquidity and preservation of principal over other portfolio considerations. We select investments that maximize interest income to the extent possible by investing cash in securities with different maturities to match projected cash needs and limit risk by diversifying our investments. We believe that our current cash position, along with available borrowings under our credit facilities will be sufficient to fund our operations and capital expenditures until at least the end of 2002.

     During the nine months ended September 30, 2000 and 1999, net cash used in operating activities was approximately $12.2 million and $5.3 million, respectively. This cash was used to fund our net losses for the periods, adjusted for non-cash expenses and changes in operating assets and liabilities.

     Net cash used in investing activities for the nine months ended September 30, 2000 and 1999 was $1.5 million and $1.1 million, respectively, primarily the result of the acquisition of laboratory equipment, furniture and fixtures and office equipment. In addition, the Company used approximately $233,000 in cash for professional fees related to the acquisition of Talaria.

     Net cash proceeds from financing activities were $83.6 million and $1.4 million for the nine months ended September 30, 2000 and 1999, respectively. The net cash proceeds from financing activities for the nine months ended September 30, 2000 resulted primarily from $56.3 million raised in the initial public offering, $26.9 million raised in preferred stock financings, $781,000 of additional borrowings on a special project loan, and $84,000 raised from the issuance of common stock to employees as part of the Company's equity compensation plans. The proceeds were partially offset by $342,000 of cash used to repay borrowings under an equipment loan. The net cash proceeds from financing activities during the nine months ended September 30, 1999 were from borrowings on an equipment loan.

     We anticipate that our capital expenditures for the next twelve months will be approximately $2.5 million. These expenditures relate to, among other things, an agreement we have entered into with a scientific instrument manufacturer to purchase a specialized piece of equipment for $1.0 million. We expect delivery in the fourth quarter of 2000.

     As of September 30, 2000, we had approximately $867,000 outstanding under a credit facility with a U.S. bank. This credit facility was used to finance purchases of equipment. Borrowings under the facility bear interest at the bank's prime rate plus 1.0%. We also have a credit facility with a Swedish entity totaling 19.5 million Swedish kronor (approximately $2.1 million of which was outstanding as of September 30, 2000) that may only be used to finance the development of our AIM product candidate. If a related product is not developed or does not succeed in the market, our obligation to repay the loan may be forgiven. Borrowings under the loan facility bear interest at 17.0% of which 9.5% is payable quarterly. The remaining 7.5% of interest together with principal are payable in five equal annual installments starting December 2004.

     We have signed a commitment letter with a U.S. lender for a credit facility that may be used to finance past and future purchases of equipment. If final loan documents are signed relating to this facility, the aggregate borrowings available under the facility would be $2.5 million. This facility is subject to completion of the final loan documents and approval from the lender.

     We lease our corporate and research and development facilities under operating leases expiring at various times through June 2002. We may extend these leases for additional periods. Minimum annual payments under these leases are approximately $491,000 as of September 30, 2000.

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

Income Taxes

     As of September 30, 2000, we had operating loss carryforwards of approximately $22.3 million. These net operating loss carryforwards expire beginning in 2018. Additionally, utilization of net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code. These and other deferred income tax assets are fully reserved by a valuation allowance as management has determined that it is more likely than not that the deferred tax assets will not be realized.

Employees

     As of September 30, 2000, we had 50 employees. Of these employees, 39 were engaged in research, preclinical and clinical development, regulatory affairs, intellectual property activities, and/or manufacturing activities and 11 were engaged in finance and general administrative activities.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at September 30, 2000. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time will increase our interest expense.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     On March 22, 2000, Talaria Therapeutics, Inc., or Talaria, and Dr. Kevin J. Williams filed a lawsuit against us and Inex Pharmaceuticals Corp., or Inex, the University of British Columbia, or UBC, and the two inventors named on patent applications we sub-license from Inex. One of these inventors is now employed by us. One of the allegations in the lawsuit, which was filed in the United States District Court for the Eastern District of Virginia, is the improper incorporation into a UBC patent application of certain confidential information of Dr. Williams. This UBC patent application is exclusively licensed to Inex and sublicensed to us. In addition to seeking damages, the plaintiffs asked that Dr. Williams be named as the inventor and Talaria as the owner of the UBC patent application.

     On September 21, 2000, we acquired Talaria by way of merger in settlement of claims against the Company and its employee. Additionally we entered into a binding letter of intent with Inex and UBC that provides for an amendment to the License Agreement with Inex granting more control to us over the patent prosecution related to LUVs, mutual releases of claims in connection with the litigation and the Inex License Agreement, and dismissal of Inex, UBC and the other individual defendant from the lawsuit. The parties are currently completing negotiations of the definitive documents required by the letter of intent. A demand for arbitration that was filed on September 23, 2000 with the American Arbitration Association seeking resolution of matters under the Inex License Agreement has been withdrawn/dismissed as required by the letter of intent.

Item 2.  Changes in Securities and Use of Proceeds

     Not applicable.

Item 3.  Defaults Upon Senior Securities

     Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5.  Other Information

     Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits


   Number                                   Exhibit
------------------------------------------------------------------------------
   (27.1)     Financial Data Schedule.


(b)  Reports on Form 8-K

     The Company filed a Form 8-K on October 6, 2000 related to the acquisition of Talaria Therapeutics, Inc.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: November 13, 2000            ESPERION THERAPEUTICS, INC.
                                    (Registrant)


                                By: /s/ Roger S. Newton
                                    ------------------------------------------
                                    Roger S. Newton
                                    President and  Chief Executive Officer
                                    (Principal Executive Officer)


                                By: /s/ Timothy M. Mayleben
                                    ------------------------------------------
                                    Timothy M. Mayleben
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS



   Number                                   Exhibit
-----------------------------------------------------------------------------
   (27.1)     Financial Data Schedule.