Form 10-K405
period 2000-12-31
ESPERION THERAPEUTICS INC/MI
filed 2001-04-02
CIK 1066745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2000, OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-16033

ESPERION THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	38-3419139
(State of incorporation)	(I.R.S. Employer Identification No.)

3621 South State Street

695 KMS Place
Ann Arbor, Michigan 48108
(734) 332-0506
(Address of principal executive offices, including zip code, and telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class: None                     Name of each exchange on which registered: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes            No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant as of March 15, 2001, computed by reference to the Nasdaq closing price on such date, was approximately $97,180,735.

     The number of outstanding shares of the Registrant’s common stock, as of March 15, 2001, was 25,956,237.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated by reference into Part III and certain documents are incorporated by reference into Part IV.

PART I
INDEX TO FINANCIAL STATEMENTS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PART III
PART IV
SIGNATURES
INDEX TO EXHIBITS
Third Amendment to Lease
Lease Extension
Amendment to License Agreement
Subsidiaries
Consent of Arthur Andersen LLP

ESPERION THERAPEUTICS, INC.

FORM 10-K

Forward-Looking Information is Subject to Risk and Uncertainty

      The information contained in this report includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are often identified by words such as “may,” “believe,” “anticipate,” “planned,” “expect,” “require,” “intend,” “assume” and similar expressions. Our forward-looking statements involve uncertainties and other factors that may cause our actual results, performance or achievements to be far different from that suggested by our forward-looking statements. These factors include, but are not limited to, risks associated with the development of our product candidates, including regulatory approval; dependence on clinical research organizations, license arrangements and other strategic relationships with third parties for the research, development, manufacturing and commercialization of our products; dependence on patents and proprietary rights; procurement, maintenance, enforcement and defense of the Company’s patents and proprietary rights; risks related to manufacturing; risks associated with the timing and acceptance of new products by the Company or its competitors; competitive conditions in the industry; business cycles affecting the markets in which the Company’s products are sold; extraordinary events, such as litigation; risks inherent in seeking and consummating acquisitions, including the diversion of management attention to the assimilation of the operations and personnel of the acquired business; risks relating to the timing of the Company’s financing needs; fluctuations in foreign exchange rates; and economic conditions generally or in various geographic areas. All of the foregoing factors are difficult to forecast. These risks and uncertainties are discussed below in the section entitled “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We do not intend to update any of these factors or to publicly announce the results of any revisions to any of these forward-looking statements.

PART I

Item 1.  Business

Overview

      Esperion Therapeutics, Inc. is a biopharmaceutical company dedicated to the discovery and development of products for the treatment of cardiovascular and metabolic diseases. We began operations in May 1998 and became a public company in August 2000 with the closing of our initial public offering.

      We have focused our initial drug development and discovery activities on a novel class of drugs to treat acute and chronic cardiovascular diseases. We intend to commercialize a novel class of drugs that focus on a new treatment approach we call “HDL Therapy,” which is based upon our understanding of high density lipoprotein, or HDL, function. Through HDL Therapy we intend to exploit the beneficial properties of HDL in cardiovascular and metabolic diseases with a portfolio of product candidates. Currently, we are working on five product candidates: LUV, AIM, RLT Peptide, ProApo A-1 and HDL Elevators. Each of these product candidates, as explained in detail under “Our Products in Development,” is designed to enhance the naturally occurring processes in the body that remove excess cholesterol from arterial walls. We initiated clinical trials with two of our product candidates in 2000. We expect to initiate clinical testing on additional product candidates and continue clinical testing of the initial product candidates during 2001.

      Our product development to date has used in vitro assays, testing procedures performed outside the body, animal models which we believe are appropriate at this stage of development and, in several cases, human clinical testing. Preclinical studies suggest that our product candidates may either increase HDL-Cholesterol, or HDL-C, or its function and may enhance removal of excess cholesterol and lipids from arteries. Third-party published reports of preliminary human clinical studies with respect to products that are similar to some of our product candidates suggest that these compounds may increase elimination of cholesterol from the body by enhancing the efficiency of the reverse lipid transport, or RLT, pathway. We believe that the therapies that we are developing could potentially enhance the naturally occurring processes in the body for the removal of excess cholesterol from arterial walls.

      We believe that our drug discovery technologies and scientific and drug development expertise have potential applicability to a broad range of cardiovascular and metabolic diseases, including treatments for heart disease, diabetes and obesity.

      We were incorporated in Delaware and commenced operations in May 1998. Our executive offices and research facility are located at 3621 South State Street, 695 KMS Place, Ann Arbor, Michigan 48108, and our telephone number is (734) 332-0506.

Background

General

      The cardiovascular system is comprised of the heart and blood vessels, that deliver oxygen and other nutrients to the tissues and organs of the body, such as the brain, kidneys and lungs, and remove waste products. The heart propels blood through a network of arteries and veins. The kidneys regulate the blood volume, and the lungs put oxygen in the blood and remove carbon dioxide. To accomplish these tasks, the cardiovascular system must maintain adequate blood flow, which can be dramatically reduced by the excessive deposit of a fat called “cholesterol” in the arterial walls. Cholesterol is essential for cells to function normally. Our bodies obtain cholesterol both through the foods we eat and by manufacturing cholesterol inside some of our cells and organs. Cholesterol either remains within the cell or is transported by the blood to various organs. The major carriers for cholesterol in the blood are lipoproteins, which are particles composed of fat and protein, including low density lipoprotein, or LDL, and high density lipoprotein, or HDL. HDL removes excess cholesterol from arteries and tissues to transport it back to the liver for elimination.

      The RLT pathway is a four step process responsible for removing excess cholesterol from arteries and transporting it to the liver for elimination from the body. The first step is the removal of cholesterol from arteries by HDL in a process named cholesterol removal. In the second step, cholesterol is converted to a new form that is more tightly associated with HDL as it is carried in the blood; this process is called cholesterol conversion. The third step is the transport and delivery of that converted cholesterol to the liver in a process named cholesterol transport. The final step is the transformation and discarding of cholesterol by the liver in a process named cholesterol elimination. We believe our product candidates have the potential to enhance the effectiveness of these four steps in the RLT pathway in humans.

      In a healthy human body, there is a balance between the delivery and removal of cholesterol. Over time, however, there is often an imbalance that occurs in our bodies in which there is too much cholesterol delivery by LDL and too little removal by HDL. When people have a high level of LDL Cholesterol, or LDL-C, and low level of HDL-C, the imbalance results in more cholesterol being deposited in the arterial walls than being removed. This imbalance can also be exaggerated by, among other factors, age, gender, high blood pressure, smoking, diabetes, obesity, genetic factors, physical inactivity and consumption of a high-fat diet. The excess cholesterol carried in the blood on LDL particles is deposited throughout the body, but frequently ends up in the lining of arteries, especially those found in the heart. As a consequence, repeated deposits of cholesterol, called plaque, form and can narrow or block the arteries, possibly leading to a heart attack or stroke.

Cardiovascular Disease

      According to the American Heart Association, cardiovascular disease is the largest killer of American men and women. In 2001, the direct and indirect annual cost of cardiovascular disease is estimated to be $300 billion, of which approximately $27 billion is spent annually on drug therapy. The most prominent form of cardiovascular disease is atherosclerosis, a systemic disease that includes the buildup of plaque in artery walls limiting blood flow to the heart, brain, other vital organs and extremities. Atherosclerosis can result in heart attacks, chest pain, known as angina, and a variety of other complications, and is responsible for over half of all deaths from cardiovascular disease.

Importance of HDL in Cardiovascular Disease

      Physicians recognize high LDL-C and low HDL-C levels as risk factors for cardiovascular disease. In addition, high HDL-C levels generally are associated with lower incidence of cardiovascular disease. Clinical studies have suggested that:

•	Low levels of HDL-C are a risk factor for coronary heart disease. The first study suggesting that people with low HDL-C had increased risk of atherosclerotic cardiovascular disease was reported in 1951. Since that time, a number of studies have confirmed that low HDL-C levels are a risk factor for coronary heart disease.

•	Increasing HDL-C reduces risk of coronary heart disease. The Helsinki Heart Study, completed in 1987, suggested that increasing HDL-C levels reduced risk of coronary heart disease in individuals at risk due to low HDL-C, high LDL-C, and high triglycerides, another type of lipid.

•	Increasing HDL-C levels reduces the risk of death from coronary artery disease, heart attack or stroke. The Veterans Affairs Cooperative Studies Program High Density Lipoprotein Cholesterol Intervention Trial, completed in 1999, suggested that men with coronary artery disease who took a lipid regulating drug for five years experienced on average a 6% increase in HDL-C, resulting in a 24% risk reduction in death due to coronary artery disease, heart attack or stroke.

•	Low levels of HDL-C translate to a low survival rate following coronary bypass surgery. A 20-year study completed in 1999 suggested that people with low HDL-C levels have a lower survival rate following coronary bypass surgery. This study suggests the importance of HDL-C in minimizing the necessity of post-operative treatments.

      In addition, published pre-clinical studies suggest other protective properties of HDL, such as reducing inflammation in arteries.

Current Treatments for Cardiovascular Disease

      Treatments are either short-term solutions, termed “acute” by physicians, or long-term solutions, termed “chronic.” Acute treatments are reserved for more life-threatening cardiovascular conditions, such as a heart attack, a condition where there is a shortage of oxygen-rich blood available to the heart. In contrast, chronic treatments are used to prevent cardiovascular disease from growing worse and having to resort to acute treatments. Acute treatments usually involve costly invasive procedures, while chronic treatments are usually in tablet or pill form.

Acute Treatments

      Acute treatments are required when blood flow to the heart is severely restricted and the patient is at immediate risk for further complications. Two of the most common invasive procedures used to restore blood flow are bypass surgery and percutaneous coronary intervention (PCI) (i.e., balloon angioplasty, with or without stents). In bypass surgery, a cardiovascular surgeon redirects blood flow around the blocked arteries by grafting a healthy vessel removed from another location in the patient. In PCI, a thin flexible tube with an inflatable balloon at its end is positioned in the artery at the point of blockage. The balloon is then inflated and this pushes aside the plaque that causes the blockage, resulting in a reopening of the artery to allow greater blood flow. Frequently, a cardiologist reinforces the newly opened artery with a wire-mesh cylinder called a stent.

      The primary benefit of successful acute treatments is the immediate restoration of oxygen-rich blood flow to the heart. However, the major drawbacks are:

•	Restenosis, or reclosing of the artery, even after stenting, occurs in up to 40% of patients who have had PCI. This may require an additional procedure, often within six to twelve months.

•	These procedures are invasive to the patient and involve opening up the chest cavity to expose the heart, as in coronary bypass surgery, or inserting a thin flexible tube through a leg artery and advancing it to the heart, as in PCI. Invasive procedures by their nature involve a risk of complications, including death. For example, up to 3.5% of coronary bypass patients die from post-operative complications.

•	There is significant recovery time after coronary bypass surgery.

•	Many patients are not eligible for invasive surgical procedures due to their anatomy and physical condition.

•	Atherosclerosis affects the entire cardiovascular system and since acute procedures are localized and treat only one segment of a diseased artery at a time, many diseased arteries are left untreated after using these localized invasive procedures.

      In 1998, 553,000 coronary bypass surgeries were performed on 336,000 patients in the United States with an average cost of about $45,000. Almost half of all patients that have a coronary bypass require a repeat coronary bypass because the grafted vessels become blocked again. In 1998, approximately 539,000 PCI procedures were performed in the United States. The average cost of a PCI is $20,000 and more when a stent is used. Up to 40% of procedures result in reclosing of the diseased artery within the first few months due to restenosis.

Chronic Treatments

      The initial recommendation for a patient with elevated LDL-C, a well-known risk factor, is frequently a change in lifestyle involving exercise combined with a low-fat, low-cholesterol diet. If a patient’s cholesterol level does not improve, then a physician moves to the next step of treatment to achieve acceptable levels of cholesterol in the blood.

      Chronic treatments for cardiovascular disease have the goal of preventing or limiting progression of the disease to reduce risk of heart disease, disability or death. Physicians frequently will prescribe a statin drug that lowers the level of LDL-C in the blood by inhibiting cholesterol production in the body. These drugs can also lower triglycerides, a type of lipid, and have the ability to slightly raise HDL-C. Recent studies have shown that the statins reduce the risk of illness and death from cardiovascular disease by approximately 30%. It usually takes at least two years, if at all, for the drugs to have an effect on death rates. These drugs reduce the rate of progression of the disease in a majority of patients. However, statins have not been consistent in demonstrating regression of atherosclerotic disease.

Our Strategy

      We are taking a product-focused approach towards drug development. The key elements of our business strategy are as follows:

•	Develop several different drug candidates for HDL Therapy. Based on our understanding of the RLT pathway, we have identified a portfolio of several product candidates that we believe could provide a broad spectrum of treatment options for cardiovascular and metabolic diseases. These product candidates are focused on improving HDL function in the RLT pathway and the removal of excess cholesterol from arteries.

•	Leverage experienced scientific and drug development expertise. We are managed by an experienced group of drug developers with significant expertise in cardiovascular research and drug development. Roger S. Newton, Ph.D., President and Chief Executive Officer of Esperion, was the co-discoverer and chairman of the discovery team and a member of the development team of Atorvastatin (Lipitor®). Sales of Lipitor exceeded $5.0 billion in 2000. In addition, we have discovered HDL elevators and have successfully recruited the inventors of two of our drug candidates.

•	Optimize clinical and regulatory strategies to shorten time to market. We believe that by initially focusing on acute treatments, we can achieve an abbreviated development time, and faster time to market, which will benefit patients with cardiovascular disease. We intend to perform clinical trials to rapidly assess efficacy for well-defined cardiovascular endpoints in the treatment of acute coronary events.

•	Retain significant marketing rights to our product candidates. Our goal is to retain marketing rights to our product candidates for as long as it is commercially advantageous. By completing as much of the preclinical and clinical development work by ourselves as is feasible, we hope to be able to negotiate more favorable terms for any such marketing arrangements.

      We anticipate that our most significant expenditures will be for further clinical development of our product candidates, payments under current licensing agreements, ongoing research and development activities, the manufacture of preclinical and clinical material, and general corporate and working capital purposes.

Our Products in Development

      Our initial product development efforts are focused on developing a novel class of drugs designed to treat both acute and chronic atherosclerotic disease using HDL Therapy. Our product candidates are designed to enhance HDL function and the four steps of the RLT pathway. Our product development to date has used in vitro assays, testing procedures performed outside the body, animal models which we believe are appropriate at this stage of development and, in several cases, human clinical testing. We initiated human clinical trials with two of our product candidates in 2000. We expect to initiate clinical testing on additional product candidates and continue clinical testing of the initial product candidates during 2001. Our human clinical trials may not commence or proceed as anticipated and we may not be able to demonstrate the same levels of safety, efficacy or other results in clinical trials that have been suggested in our preclinical trials or in studies of third parties with products similar to ours.

LUV (ETC-588)

      We are developing large unilamellar vesicles, or LUV, as an acute treatment for ischemia, or reduced blood flow to the heart, caused by atherosclerosis. LUV are spherical particles made of naturally occurring lipids that can remove cholesterol from cells, including those in the arterial wall. LUV can cycle back through arteries several times to remove more cholesterol. We believe that this process will allow the body to significantly increase the amount of cholesterol it is able to remove and improve cardiovascular health and function. We believe that LUV have a high capacity to transport cholesterol, the third step in the RLT pathway, and deliver it to the liver for elimination from the body.

      Two preclinical animal studies were published involving the administration of LUV. They showed the removal of cholesterol from arteries and the regression of atherosclerosis, thereby helping arteries regain their flexibility and function. The material used in these studies was similar to the LUV that we are developing. No adverse effects were reported in these studies of LUV. None of the studies were conducted by us or on our behalf.

      Phase I single and multiple dose tolerance studies in healthy volunteers were completed in 2000. Analysis of data from those studies suggest a dose-dependent cholesterol mobilization. The Phase II clinical program in progress is designed to evaluate multiple dose safety, tolerability and frequency of treatment in patients with known atherosclerosis. Additional efficacy endpoints may also be studied, including the evaluation of blood vessel function and size. The initial Phase II study began in December 2000 and data are expected to be available before the end of 2001.

AIM (ETC-216)

      We are developing apolipoprotein A-I Milano, or AIM, for the treatment of acute coronary diseases caused by atherosclerosis. AIM is a variant form of ApoA-I, the major protein component of HDL, and is present in a small fraction of the population with low HDL-C levels. Low HDL-C levels normally would correlate with high risk for cardiovascular disease. However, those people with the AIM variant tend to show a lower risk of cardiovascular disease. We initiated a Phase I clinical trial in Europe in the fourth quarter of 2000 and completed the trial in the first quarter of 2001. We released results from that study at the end of the first quarter of 2001. We intend to initiate a multiple dose tolerance study in patients in the United States in the second half of 2001.

      We believe infusion of AIM in humans will enhance the RLT pathway. Published reports in 1998 and 1999 have shown that in animal models, AIM reduced atherosclerotic lesions and prevented inflammation and clotting. A 1999 report of in vitro tests showed that AIM increased cholesterol removal. An additional preclinical report in 2001 demonstrated regression of atherosclerotic lesions in 48 hours. Also, published reports in 1994 and 1995 showed that AIM inhibited restenosis following balloon angioplasty in two animal models. No adverse effects were reported in any of the preclinical animal studies. The material used in these studies is similar to the AIM that we are currently developing. Additionally, none of these studies noted were conducted for us or on our behalf.

      We acquired exclusive worldwide rights for AIM from Pharmacia in July 1998. Under this license agreement, at the completion of Phase II clinical trials, Pharmacia has the exclusive right of election to co-develop and the exclusive right to market AIM in countries outside of the United States and Canada. In addition, if we pursue a co-development and co-promotion arrangement in the United States and Canada, Pharmacia has the right of first negotiation.

RLT Peptide (ETC-642)

      We are developing RLT Peptide for the treatment of acute coronary diseases caused by atherosclerosis. Our preclinical studies have shown that our RLT Peptide enhances various steps of the RLT pathway.

      The patent applications that we filed in 1997 for our RLT Peptide describe experiments of the compound in human blood samples. These experiments showed that the RLT Peptide interacts with and activates important enzymes in the RLT pathway including the stimulation of cholesterol removal. The results of a preclinical animal model study described in the patents showed that the administration of an RLT peptide increased HDL-C levels in the blood. The RLT peptide used in this study is similar to the RLT Peptide that we are developing. No adverse effects were reported in this study. This study was not conducted for us or on our behalf. In addition, preclinical studies demonstrated that administration of RLT Peptide may enhance cholesterol mobilization in several animal models.

      Our goal is to establish in human clinical trials that intravenous infusions of our RLT Peptide are safe and can remove cholesterol from arteries, thus increasing blood flow and reducing the death and disability associated with atherosclerosis. We intend to initiate a single dose tolerance study in patients with our RLT Peptide in the middle of 2001.

ProApoA-I (ETC-276)

      We are developing ProapolipoproteinA-I, or ProApoA-I, for the treatment of acute coronary diseases caused by atherosclerosis. ProApoA-I is a naturally occurring protein found in all humans that forms particles with lipids similar to natural HDL.

      In the blood, ProApoA-I is converted to ApoA-I which is responsible for all four steps of the RLT pathway. A 1995 published report of in vitro tests showed that ProApoA-I had properties important for the removal of cholesterol from cells. Results from animal studies in several species demonstrated that ProApo-I activated the RLT pathway. Third-party published reports showed that when ProApoA-I was infused into people with high cholesterol levels they showed increased elimination of cholesterol from the body by enhancing the RLT pathway. No adverse effects were reported in any of these studies. The material used in these studies is similar to the ProApoA-I that we are currently developing. None of the studies noted were conducted for us or on our behalf.

      Our goal is to show that intravenous infusions of ProApoA-I can help remove cholesterol from arteries, thus increasing blood flow and reducing the symptoms associated with atherosclerosis. The Company is evaluating various strategies related to the production of ProApoA-I in order to meet regulatory requirements for beginning clinical trials. If the Company is able to meet the qualitative and quantitative requirements, a Phase II trial may begin before the end of 2001.

HDL Elevators

      We are developing orally active, small molecule drugs designed to increase HDL-C levels and/or enhance their function to stimulate the RLT pathway. We have implemented several strategies to develop these drugs based on well-known mechanisms by which HDL is produced in the body. One strategy has yielded several classes of active molecules.

      Our preclinical studies demonstrated that several classes of molecules may elevate HDL-C in animal models. These molecules can also control lipid production and digestion in cells from rats, rabbits, hamsters and humans, and inhibit the progression of atherosclerosis in an animal model. We believe that these classes of molecules also possess anti-diabetic and anti-obesity properties. Our goal is to establish in human clinical trials that orally administered small molecules are a safe, chronic treatment to enhance the RLT pathway while simultaneously treating conditions affecting the diabetic or obese patient. Upon completion of certain pre-clinical and toxicology studies, the Company intends to begin clinical testing on one or more of the small molecules under development. The first small molecule is expected to enter a Phase I clinical trial in 2002.

Research and Development

      We have devoted substantially all of our resources since we began our operations in May 1998 to the research and development of pharmaceutical product candidates for cardiovascular and metabolic diseases. Our research and development expenses were $21.8 million, $8.5 million and $1.9 million in 2000, 1999 and 1998, respectively. Some of those expenses funded research to study the potential connection between the presence of low HDL-C levels and the incidence of metabolic disorders such as diabetes and obesity. While all of our current product candidates are for the treatment of cardiovascular disease, we also intend to discover and develop product candidates for the treatment of metabolic disorders such as diabetes and obesity.

      We have implemented strategies in research and development which we believe will generate a pipeline of new drugs for the treatment of cardiovascular and metabolic diseases including lipid disorders, diabetes, obesity, and related complications. These strategies include an intensive effort to identify both orally active small molecules and novel biopharmaceuticals.

      Small molecule discovery efforts focused on lipid disorders, are aimed to identify drugs that increase HDL-C levels and/or enhance their function to stimulate the RLT pathway. HDL or its lipid and protein components are synthesized and replenished via three pathways in the body:

•	digestion of triglycerides in triglyceride - rich lipoproteins;

•	synthesis of apolipoprotein A-I;

•	effluxing of cell-derived cholesterol into pre-existing HDL. We have implemented approaches to identify drugs that stimulate these pathways, which we believe will result in the synthesis of more HDL or the rapid replenishment of HDL components.

      Small molecule discovery efforts focused on diabetes and obesity are aimed to improve the insulin sensitivity of resistant tissues and to enhance the breakdown of fat from adipose tissue, the storage site for fat. We believe that some pathways involved in HDL synthesis and replenishment intersect with pathways affecting insulin resistance and the breakdown of fat. We believe that identifying those points of intersection will accomplish two goals:

•	accelerating our discovery process by helping us refine new chemical structures;

•	providing novel, validated molecular targets for in-house drug discovery efforts and/or assets for industry collaborations.

      To identify those points of intersection, we intend to capitalize on our knowledge of chemistry, drug action, and biological models by integrating that knowledge with genomics tools and techniques. We believe our product candidates and active small molecules provide a proprietary platform, which will help us to improve our prediction of clinical success with drug candidates.

Clinical Testing

      We do not have the ability to independently conduct all aspects of our clinical studies and obtain regulatory approvals for our product candidates. We rely on third-party contract research organizations, or CROs, to perform many of these functions.

Marketing and Sales

      We currently have no sales or distribution capabilities. In order to successfully commercialize any of our product candidates, we must either internally develop full sales, marketing and distribution capabilities or make arrangements with third parties to perform these services. We intend to sell, market and distribute some products directly and rely on relationships with third parties to sell, market and distribute other products. To market any of our products directly, we must develop a marketing and sales force with technical expertise and with supporting distribution capabilities. During 2000, we hired a marketing director to develop commercialization strategies for our products.

      Our licensors have granted us exclusive rights to market our product candidates except for AIM. We acquired exclusive worldwide rights for AIM from Pharmacia in July 1998. Under this agreement, at the completion of Phase II clinical trials, Pharmacia has the exclusive right of election to co-develop and the exclusive right to market AIM in countries outside of the United States and Canada. In addition, if we pursue a co-development and co-promotion arrangement in the United States and Canada, Pharmacia has the right of first negotiation.

      In the United States, we do not intend to enter into co-promotion arrangements or out-license our product candidates until our product candidates are in the later stages of development, but we may promote our product candidates through marketing relationships with one or more companies that have established distribution systems and direct sales forces. In international markets, we intend initially to seek strategic relationships to market, sell and distribute our product candidates, but we may eventually become involved in direct sales and marketing activities internationally.

Manufacturing

Manufacturing and Materials Supply

      We currently rely, and will continue to rely for at least the next few years on contract manufacturers to produce sufficient quantities of our product candidates for use in our preclinical and clinical trials. We also rely, and intend to continue to rely on third parties to provide the components of these product candidates, such as proteins, peptides, phospholipids and bulk chemical materials.

      There is currently a limited supply of some of these components. Furthermore, the contract manufacturers that we have identified to date only have limited experience at manufacturing, formulating, analyzing, and filling and finishing our product candidates in quantities sufficient for conducting clinical trials or for commercialization.

      The process for manufacturing proteins and formulating them into protein lipid complexes is complicated. We have no experience in commercial-scale manufacture of LUV, ProApoA-I, AIM, RLT Peptide and HDL Elevators. Our product candidates will need to be manufactured in facilities and using processes that comply with current Good Manufacturing Practices, or cGMP, and current Good Laboratory Practices, or cGLP, requirements and other similar regulations, including those from outside the United States. It takes a substantial period of time to produce proteins, peptides, phospholipids and HDL Elevators in compliance with such regulations. If we are unable to establish and maintain relationships with third parties for manufacturing sufficient quantities of our product candidates and their components that meet our planned time and cost parameters, the development and timing of our clinical trials may be adversely affected.

Intellectual Property and License Agreements

      Our ability to protect and use our intellectual property rights in the development and commercialization of our product candidates is crucial to our continued success. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets, or other proprietary information or know how. We currently rely on a combination of patents and pending patent applications, some of which we license and some of which have been assigned to us, proprietary information, trade secrets and know how to protect our interests in developing and commercializing our product candidates and technologies.

      In connection with the license agreements described below, we may be obligated to make various milestone and future royalty payments as defined in the agreements, up to an aggregate amount of $29.2 million. At the present time, it is uncertain as to whether we will be required to make these additional payments.

LUV

      In March 1999, we exclusively licensed certain LUV technology from Inex Pharmaceuticals Corp., or Inex, on a worldwide basis. Inex owns granted patents in 13 European countries covering the LUV technology and exclusively licenses, from the University of British Columbia, one issued U.S. patent and two pending U.S. patent applications. The European patents claim methods for treatment of atherosclerosis using liposomes. The U.S. patent and patent applications claim liposome structure and chemical makeup and methods for treatment of disease, including atherosclerosis. The U.S. patent expires no earlier than 2014. The European patents expire in 2011.

      We paid Inex $250,000 at the time we entered into the license agreement with Inex for LUV in March 1999. Our license agreement with Inex, as amended, requires us to make payments to Inex as milestones are achieved, and to pay Inex royalties on sales of products that are covered by the licensed patents or developed using the licensed technology. The first milestone payment of $100,000 will be paid to Inex in the first quarter of 2001, based upon enrollment of our first patient in a Phase II clinical trial. Additional milestone payments will be paid to Inex if and when we achieve future development milestones as defined in the agreement, up to an aggregate amount of $6.2 million. This license continues until the later of ten years from the first commercial sale of a product covered by this license or the last expiration date of any patent rights covered by this license, unless earlier terminated by a party in accordance with the terms of the license.

      In September 2000, we entered into a merger agreement with Talaria Therapeutics, Inc., or Talaria, through which we acquired additional LUV technology, including seven U.S. patents, eleven pending U.S. patent applications and corresponding foreign pending patent applications claiming methods and compositions for use in treating atherosclerosis and other related disorders and angina. The issued U.S. patents expire in 2016. Under our license agreement with Inex, as amended, we are also required to pay Inex royalties on sales of products that are covered by this LUV technology.

      Our merger agreement with Talaria required us to issue 813,013 shares of common stock to Talaria stockholders and requires us to pay: (i) up to $6.3 million in cash and/or common stock based on the achievement of four future development milestones; and (ii) royalties in cash and/or common stock based on net annual sales of LUV in North America. The first milestone was achieved in the first quarter of 2001, upon the enrollment of our first patient in a Phase II clinical trial. This milestone will be paid in 2001 through the issuance of approximately 58,600 shares of common stock.

AIM

      In June 1998, we acquired exclusive, worldwide rights to AIM from Pharmacia Corporation, subject to Pharmacia’s exclusive right to co-develop and market AIM in countries other than the United States and Canada. Under our license agreement with Pharmacia, subject to Pharmacia’s exclusive right to co-develop and market AIM in countries other than the United States and Canada, we acquired four U.S. patents and four pending U.S. patent applications, and other related foreign patents and patent applications covering various aspects of AIM. These patents and patent applications claim methods and materials for producing AIM in bacteria and yeast, methods for purification and methods for treating atherosclerosis and other forms of cardiovascular disease with AIM. Two of the issued U.S. patents expire in 2015 and the other two issued U.S. patents expire in 2016. Corresponding patents are in effect and patent applications are pending in other countries where we believe the market potential for AIM is significant, including most of the European countries and some Asian countries, including Japan.

      We paid Pharmacia $750,000 at the time we entered into our license agreement in June 1998. Our license agreement with Pharmacia requires us to make payments to Pharmacia as milestones are achieved, and to pay Pharmacia royalties on sales of products that are covered by the Pharmacia patents or developed using the Pharmacia technology. The first milestone payment of $1.0 million will be paid in cash or by issuance of a promissory note to Pharmacia if and when we have completed clinical trials showing preliminary safety and initial proof-of-concept (which may include early Phase IIa studies). We believe that this would mean clinical trials that show statistically significant results in safety and efficacy, allowing us to better define the details of any potential Phase III pivotal trials.

      If Pharmacia exercises its exclusive right to co-develop and market AIM in countries other than the United States and Canada, we will make additional milestone payments, up to an aggregate of $2.5 million, to Pharmacia. If Pharmacia does not exercise its right to co-develop and market AIM in countries other than the United States and Canada, we will make additional milestone payments, up to an aggregate of $13.5 million, to Pharmacia starting if and when we enroll the first patient in the first Phase III clinical trial for AIM in the United States. Instead of paying milestones in cash, if the milestone payments are greater than 10% of our cash reserves at the time of payment, we may instead make these payments by issuing to Pharmacia a promissory note.

      Under this license agreement, at the completion of Phase II clinical trials, Pharmacia has the exclusive right of election to co-develop and the exclusive right to market AIM in countries outside of the United States and Canada. In addition, if we pursue a co-development and co-promotion arrangement in the United States and Canada with a third party, Pharmacia has the right of first negotiations to co-develop and co-promote in the United States and Canada. This license expires on the latter of 2018 or upon the last of the Pharmacia patents to expire, unless terminated earlier by a party in accordance with the terms of the license.

RLT Peptide

      Under the agreement entered into in September 1999, we exclusively licensed from a group of inventors the RLT Peptide technology, including four issued U.S. patents and eleven pending U.S. and corresponding foreign, pending patent applications. The RLT Peptide technology relates to peptides and proteins that have activity equal to or greater than, ApoA-I. The issued U.S. patents expire in 2017 and are directed to peptides having ApoA-I activity or pharmaceutical compositions. The pending patent applications are directed to peptides, drug forms containing the peptides, methods of using the peptides, pharmaceutical dosage forms of the peptides, and methods for preparing the dosage forms.

      We paid the inventors of our RLT Peptide an initial license fee of $50,000 in January 2000. Our license agreement with the inventors requires us to make payments to them as milestones are achieved, and to pay them royalties on sales of products that are covered by the inventors’ patents or developed using the inventors’ technology. The first milestone payment of $50,000 will be paid to the inventors in 2001. Additional milestone payments, up to an aggregate of $2.1 million, will be paid to the inventors if and when we achieve future development milestones as defined in the agreement with the inventors. This license continues until ten years from the date of license execution or the last to expire of any of the inventors’ patents, unless terminated earlier by a party in accordance with the terms of the license.

ProApoA-I

      In February 2000, we entered into a license agreement with Region Wallonne to obtain exclusive, worldwide rights to its patents, proprietary information and know-how concerning a precursor protein known as proapolipoprotein A-I, or ProApoA-I. We have an exclusive license to a United States patent relating to a gene sequence for ProApoA-I; expression vectors, which are the DNA sequences for the purpose of bacterial bproduction; and a process for producing ProApoA-I. This patent expires in 2008. The agreement continues until the latter of December 2012 or the last to expire of the patents covered by the license, unless terminated earlier by a party in accordance with the terms of the license.

      We paid Region Wallonne $25,000 at the time we entered into this license agreement. We are further obligated to pay Region Wallonne royalties on sales of products that are covered by its patents. As part of this license, we have also agreed to purchase supplies of ProApoA-I from a manufacturer in, and to enter into a research collaboration with investigators in, Region Wallonne.

HDL Elevators

      We are also in the process of researching and developing small organic molecules that increase HDL-C levels and also molecules that possess anti-diabetic and anti-obesity properties. We have filed eight United States patent applications and one international application directed to classes of compounds having this activity, the use of these compounds and compositions containing these compounds and related to their preparation. We are also pursuing, and will continue to pursue, patent protection for other classes of compounds having this activity, which have been or will be identified in our laboratories.

Government Regulation

      The U.S. Food and Drug Administration, or FDA, and comparable regulatory agencies in state and local jurisdictions and in countries outside of the United States impose substantial requirements on the preclinical and clinical development, manufacture and marketing of pharmaceutical product candidates. These agencies and other federal, state and local governmental entities regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, storage, record-keeping, approval and promotion of our product candidates. All of our product candidates will require regulatory approval before commercialization. In particular, therapeutic product candidates for human use are subject to rigorous preclinical and clinical testing and other requirements of the Federal Food, Drug, and Cosmetic Act, or FDC Act, implemented by the FDA, as well as similar statutory and regulatory requirements of countries outside the United States. Obtaining these marketing approvals and subsequently complying with ongoing statutory and regulatory requirements is costly and time-consuming. Any failure by us or our collaborators, licensors or licensees to obtain, or any delay in obtaining regulatory approvals or in complying with other requirements could adversely affect the commercialization of product candidates and our ability to receive product or royalty revenues.

      The steps required before a new drug product candidate may be distributed commercially in the U.S. generally include:

•	conducting appropriate preclinical laboratory evaluations of the product candidate’s chemistry, formulation and stability, and preclinical studies to assess the potential safety and efficacy of the product candidate;

•	submitting the results of these evaluations and tests to the FDA, along with manufacturing information and analytical data, in an Investigational New Drug application, or IND;

•	initiating clinical trials under the IND after the resolution of any safety or regulatory concerns of the FDA;

•	obtaining approval of Institutional Review Boards, or IRBs, to introduce the drug into humans in clinical studies;

•	conducting adequate and well-controlled human clinical trials that establish the safety and efficacy of the product candidate for the intended use, typically in the following three sequential, or slightly overlapping, stages:

Phase I: The product candidate is initially introduced into healthy human subjects or patients and tested for safety, dose tolerance, absorption, metabolism, distribution and excretion;

Phase II: The product candidate is studied in patients to identify possible adverse effects and safety risks, to determine dosage tolerance and the optimal dosage, and to collect efficacy data; and

Phase III: The product candidate is studied in an expanded patient population at multiple clinical study sites, to confirm efficacy and safety at the optimized dose, by measuring a primary endpoint established at the outset of the study;

•	submitting the results of preliminary research, preclinical studies, and clinical trials as well as chemistry, manufacturing and control information on the product candidate to the FDA in a New Drug Application, or NDA or Biologics Licensing Application “BLA”; and

•	obtaining FDA approval of the NDA or BLA and final product labeling prior to any commercial sale or shipment of the product candidate.

      Each NDA or BLA must be accompanied by a user fee, pursuant to the requirements of the Prescription Drug User Fee Act (PDUFA) and its amendments. According to the FDA, in 2001 the user fee for an application requiring clinical data, such as a full NDA or BLA, is $309,647. The FDA adjusts the PDUFA user fees on an annual basis. PDUFA is up for reauthorization and will sunset on October 1, 2002, unless reauthorized by Congress.

      This process can take a number of years and requires substantial financial resources. There are no assurances that NDAs or BLAs for the product candidates will be approved. The results of preclinical studies and initial clinical trials are not necessarily predictive of the results of these specific formulations or the results of large-scale clinical trials, and clinical trials may be subject to additional costs, delays or modifications due to a number of factors, including the difficulty in obtaining enough patients, clinical investigators, product candidate supply, or financial support. The FDA may also require testing and surveillance programs to monitor the effect of approved product candidates that have been commercialized, and the FDA has the power to prevent or limit further marketing of a product candidate based on the results of these post-marketing programs. Upon approval, a product candidate may be marketed only in those dosage forms and for those indications approved in the NDA or BLA. However, drug marketers in some limited circumstances may be permitted to distribute published peer-reviewed scientific materials to physicians concerning indications outside of the FDA labeling for approved products.

      In addition to obtaining FDA approval for each product candidate, the manufacturing establishments for each product must register with the FDA, list products with the FDA, comply with the applicable FDA cGMP regulations and permit and pass manufacturing plant inspections by the FDA. Moreover, the submission of applications for approval may be delayed because of the need for additional time to complete the required manufacturing stability studies. Companies from outside the United States that manufacture products for distribution in the United States also must list their products with the FDA and comply with cGMPs. They are also subject to periodic inspection by the FDA or by local authorities under agreement with the FDA.

      Under the FDC Act and related statutes, developers of new drugs are afforded certain limited protections against competition from generic drug companies. Under the 1984 Drug Price Competition and Patent Term Restoration Act, drug companies can have certain product patents extended to counter balance, in part, the duration of the FDA’s review of their marketing applications. This Act also provides for marketing exclusivity (i.e., protection from generic competition regardless of any available patent protection) for products for which clinical investigations are necessary to support FDA approval of a marketing application. Also, the FDA Modernization Act of 1997 permits under certain circumstances, an additional six months of marketing exclusivity (“pediatric exclusivity”) if the applicant files reports of investigations studying use of the drugs in the pediatric population. The pediatric exclusivity provisions is scheduled to sunset on January 1, 2001 and there are no assurances that it will be reauthorized.

      Any product candidates that we manufacture or distribute pursuant to FDA approvals are subject to extensive continuing regulation by the FDA, including record-keeping requirements and reporting adverse experiences with the product candidate. In addition to continued compliance with standard regulatory requirements, the FDA may also require further studies, including post-marketing studies and surveillance to monitor the safety and efficacy of the marketed product candidate. Results of post-marketing studies may limit or expand the further marketing of the products. Product candidate approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product candidate are discovered following approval. In addition, if a manufacturer proposes any modifications to a product, including changes in indication, manufacturing process, manufacturing facility or labeling, a supplement to its NDA may be required to be submitted to the FDA and approved.

      The FDC Act also mandates that product candidates be manufactured consistent with cGMPs. In complying with the FDA’s regulations on cGMPs, manufacturers must continue to spend time, money and effort in production, recordkeeping, quality control, and auditing to ensure that the marketed product candidate meets applicable specifications and other requirements. The FDA periodically inspects manufacturing facilities to ensure compliance with cGMPs. Failure to comply subjects the manufacturer to possible FDA action, such as warning letters, suspension of manufacturing, seizure of the product, voluntary recall of a product or injunctive action, as well as possible civil penalties. We currently rely on, and intend to continue to rely on, third parties to manufacture our compounds and product candidates. These third parties are required to comply with cGMPs.

      Many of our current third-party manufacturers are located outside of the U.S., resulting in the possibility of difficulties in importing our product candidates and/or their components into the U.S., as a result of, among other things, FDA import inspections, incomplete or inaccurate import documentations, or defective packaging.

      Products manufactured in the U.S. for distribution abroad will be subject to FDA regulations regarding export, as well as to the requirements of the country to which they are shipped. These latter requirements are likely to cover the conduct of clinical trials, the submission of marketing applications, and all aspects of manufacturing and marketing. Such requirements can vary significantly from country to country. As part of our strategic relationships, our collaborators may be responsible for the foreign regulatory approval process for our product candidates, although we may be legally liable for noncompliance.

      We are also subject to various federal, state and local laws, rules, regulations and policies relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances used in connection with our research work. Although we believe that our safety procedures for handling and disposing of such materials comply with current federal, state and local laws, rules, regulations and policies, the risk of accidental injury or contamination from these materials cannot be entirely eliminated.

      The extent of government regulation that might result from future legislation or administrative action cannot be accurately predicted. In this regard, although the FDA Modernization Act of 1997 modified and created requirements and standards under the FDC Act with the intent of facilitating product candidate development and marketing, the FDA is still in the process of developing regulations implementing the FDA Modernization Act of 1997. Consequently, the actual effect of these developments on our business is uncertain and unpredictable.

Competition

      The pharmaceutical and biopharmaceutical industries are intensely competitive and are characterized by rapid and significant technological progress. Our competitors include large integrated pharmaceutical companies, biotechnology companies, universities and public and private research institutions which currently engage in, have engaged in or may engage in efforts related to the discovery and development of new pharmaceuticals and biopharmaceuticals, some of which may be competitive. Almost all of these entities have substantially greater research and development capabilities and financial, scientific, manufacturing, marketing and sales resources than we do, as well as more experience in research and development, clinical trials, regulatory matters, manufacturing, marketing and sales.

      We are aware of companies that are developing invasive procedures for the acute treatment of cardiovascular disease, such as atherosclerosis, that may compete with our own acute treatments. In addition, new non-invasive medical procedures and technologies are also under development for the acute treatment of cardiovascular disease. Another organization is purifying ApoA-I from outdated human blood, for the treatment of septic shock, which is a complication of severe infections. Other companies with substantially greater research and development resources may attempt to develop products that are competitive with our product candidates for the acute treatment of cardiovascular disease or seek approval for drugs in later stages of development that have similar effects on cardiovascular disease as our acute treatments.

      We are also aware of companies that are developing products for the chronic treatment of cardiovascular or metabolic diseases that may compete with our own HDL elevators. For example, several other companies have HDL elevators under development, which could compete with our HDL elevators. Other companies with substantially greater research and development resources may attempt to develop products that are competitive with our product candidates or seek approval for drugs in later stages of development that have similar effects as our product candidates.

      If regulatory approvals are received, our products may compete with several classes of existing drugs for the treatment of atherosclerosis, some of which are available in generic form. For example, drugs available for the treatment of atherosclerosis include fibrates, statins, niacin, all of which are available in pill or tablet, as opposed to the intravenous administration method we intend to use for most of our product candidates. There are also surgical treatments such as coronary bypass surgery and PCI that may be competitive with our products. However, for those patients who do not respond adequately to existing therapies and remain symptomatic despite treatment with existing drugs and who are not candidates for these surgical procedures, there is no currently effective treatment.

      Our products are still under development, and it is not possible to predict our relative competitive position in the future. However, we think that the principal competitive factors in the markets for LUV, AIM, the RLT Peptide, ProApoA-I and HDL elevators are the following:

•	safety and efficacy profile;

•	product price;

•	ease of administration;

•	duration of treatment;

•	product supply;

•	enforceability of patent and other proprietary rights; and

•	marketing and sales capability.

      Our competitors also compete with us to:

•	attract qualified personnel;

•	attract parties for acquisitions, joint ventures or other collaborations;

•	license the proprietary technology that is competitive with the technology we are practicing; and

•	attract funding.

Employees

      As of December 31, 2000, we had 58 employees. Of these employees, 44 were engaged in research, preclinical and clinical development, regulatory affairs, intellectual property activities, and/or manufacturing activities and 14 were engaged in finance and general administrative activities.

Executive Officers

      The following table presents information about our executive officers.

Name	Age	Position

Roger S. Newton, Ph.D.	50	President, Chief Executive Officer

Timothy M. Mayleben	40	Vice President, Finance and Chief Financial Officer

Daniel L. Hartman, M.D.	39	Vice President, Worldwide Clinical Research and Development

Charles L. Bisgaier, Ph.D.	47	Vice President, Pharmacology

Jean-Louis H. Dasseux, Ph.D.	42	Vice President, Worldwide Chemistry and Technologies

Michael E. Pape, Ph.D.	39	Senior Director, Cellular and Molecular Biology

Frank E. Thomas	31	Director of Finance, Controller

      Dr. Newton has served as our President and Chief Executive Officer and as a director of Esperion since July 1998. From August 1981 until May 1998, Dr. Newton was employed at Parke-Davis Pharmaceutical Research, Warner-Lambert Company, as a Distinguished Research Fellow in Vascular and Cardiac Diseases where he was the co-discoverer of Lipitor and chairman of the Lipitor discovery team and a member of the development team. Dr. Newton received an A.B. in Biology from Lafayette College, an M.S. in Nutritional Biochemistry from the University of Connecticut and a Ph.D. in Nutrition from the University of California, Davis. He also specialized in atherosclerosis research during a post-doctoral fellowship at the University of California, San Diego. He currently holds a faculty appointment in the Department of Pharmacology at the University of Michigan Medical School.

      Mr. Mayleben has served as our Vice President, Finance and Chief Financial Officer since January 1999. Mr. Mayleben has more than 15 years experience working with high-growth technology companies. Prior to joining Esperion, Mr. Mayleben served as a Director of Business Development for Engineering Animation, Inc., a publicly-held company, from September 1999 to December 1999. From July 1997 to September 1999, Mr. Mayleben served as Chief Operating Officer and Chief Financial Officer of Transom Technologies, Inc., a privately-held company that was acquired by Engineering Animation, Inc. From November 1994 to July 1997, Mr. Mayleben served as Director of Operations of Applied Intelligent Systems, Inc., a privately-held company. Prior to that, Mr. Mayleben was a manager with the Enterprise Group of Arthur Andersen & Co. Mr. Mayleben received a BBA from the University of Michigan and an MBA from the Northwestern University Kellogg Graduate School of Management.

      Dr. Hartman has served as our Vice President of Worldwide Clinical Research and Development since August 2000. Dr. Hartman was previously a Director of Cardiovascular Clinical Research at Pfizer Global Research and Development, Ann Arbor Laboratories from February 1999 to August 2000. His pharmaceutical career began at Eli Lilly from May 1995 to February 1999 where he was the Lead Clinical Research Physician of the Zovant® product team. Dr. Hartman received his B.S. in Biology/Chemistry from Calvin College in Grand Rapids Michigan and his M.D. from Wayne State University School of Medicine in Detroit Michigan. His post-graduate training occurred at Indiana University Medical Center in the areas of internal medicine, and sub-specialty training in Pulmonary and Critical Care Medicine.

      Dr. Bisgaier is currently the Vice President, Pharmacology for pre-clinical drug discovery at Esperion. Prior to this, he served as the Senior Director of Pharmacology from July 1998 to September 2000. Dr. Bisgaier was formerly an Associate Research Fellow from 1996 to 1998 in the Department of Vascular and Cardiac Disease at Parke-Davis Pharmaceutical Research, Warner-Lambert Company, where he played a role in discovery and development of pharmaceuticals that modulate lipoprotein and cholesterol metabolism. Dr. Bisgaier received a B.A. in Biology from the State University College at Oneonta, New York, and a M.S. and Ph.D. in biochemistry from George Washington University. He then studied lipoprotein metabolism within a Specialized Center of Research (SCOR) for atherosclerosis at Columbia University College of Physicians and Surgeons, prior to joining Parke-Davis in 1990.

      Dr. Dasseux has served as our Vice President, Worldwide Chemistry and Technologies since August 2000, and as our Senior Director of Chemistry from January 1999 to August 2000. Dr. Dasseux has more than 13 years of experience in the Pharmaceutical industry focusing on Chemistry, Lipoprotein metabolism and Atherosclerosis. Dr. Dasseux has more than 20 years experience in Physical Chemistry and Lipid-Protein/peptide interactions. From June 1987 until April 1998, Dr. Dasseux was employed by Fournier Laboratories, France. Dr. Dasseux created and managed the Fournier Pharma Research Center in Heidelberg, Germany and held the position of Director of Research from September 1988 to April 1998. Dr. Dasseux received his M.S. in Biochemistry from the University of Bordeaux II, France and his Ph.D. in Physical Chemistry from the University of Bordeaux I, France. He was a postdoctoral research scientist in the Department of Chemistry at the University of Laval, Quebec, Canada; in the Department of Physics, The University of Tennessee, Knoxville, Tennessee and in the European Molecular Biology Laboratory, Heidelberg, Germany.

      Dr. Pape has served as Director and then Sr. Director of Cellular and Molecular Biology since July 1998. Dr. Pape has been involved in drug discovery related to atherosclerosis since 1989. From 1989 until 1991, he worked at The Upjohn Company and then from 1991 to 1998, he was a Research Associate in the Department of Molecular Biology at Parke-Davis Pharmaceutical Research, Warner-Lambert Company. During his tenure at Parke-Davis, Dr. Pape served as co-chair of the HDL Discovery Team from 1996 to 1998. Dr. Pape received a B.S. in Microbiology from the University of Michigan and a Ph.D. in Biochemistry from Purdue University. Dr. Pape’s research has focused on the causes and cures for atherosclerosis, diabetes and lipid abnormalities. He currently holds a faculty appointment in the Department of Biological Chemistry at the University of Michigan Medical School.

      Mr. Thomas, has served as our Director of Finance and Controller since March 2000. Prior to joining Esperion, Mr. Thomas served as Director of Finance and Controller for Mechanical Dynamics, Inc., a publicly held company, from September 1997 to March 2000. From July 1992 to September 1997, Mr. Thomas worked for Arthur Andersen LLP, most recently as an audit manager in the Detroit office.

Item 2.  Properties

      Our leased principal corporate and research facilities, located in Ann Arbor, Michigan, currently occupy approximately 25,000 square feet. Approximately 5,000 square feet of leased space is covered by a lease that expires in December 2001. The lease for the remaining square footage expires in December 2003. We also lease research and office space in Bromma, Sweden, which currently occupies approximately 4,000 square feet. This lease expires in June 2002. In addition, we lease a lab facility in Strangnas, Sweden which occupies approximately 410 square feet and expires in July 2001 with an option to renew for an additional six months. We believe that our existing facilities are adequate for our current needs. Prior to the expiration of our existing leases, we may look for additional or alternate space for our operations and we believe that suitable additional or alternative space will be available at such times on commercially reasonable terms.

Item 3.  Legal Proceedings

      On March 22, 2000, Talaria Therapeutics, Inc., or Talaria and Dr. Kevin J. Williams filed a lawsuit against us and Inex Pharmaceuticals Corp., or Inex, the University of British Columbia, or UBC, and the two inventors named on patent applications we sublicense from Inex. One of these inventors is now employed by us. One of the allegations in the lawsuit, which was filed in the United States District Court for the Eastern District of Virginia, was the improper incorporation into a UBC patent application of certain confidential information of Dr. Williams. This UBC patent application is exclusively licensed to Inex and sublicensed to us. In addition to seeking damages, the plaintiffs had asked that Dr. Williams be named as an inventor and Talaria as the owner of the UBC patent application.

      On September 21, 2000, we acquired Talaria by way of merger in settlement of claims against the Company and its employee. On November 28, 2000 we entered into an amendment to our license agreement with Inex. The amendment granted us more control over patent prosecution related to LUVs. We concurrently signed with UBC, Inex, our subsidiary and successor to Talaria, Williams and the two inventors a release of claims in connection with the litigation and the Inex license agreement. A Notice of Dismissal was filed on November 29, 2000 dismissing all defendants from the lawsuit.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of stockholders during the last quarter of the year ended December 31, 2000.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      The Company’s common stock trades on the Nasdaq National Market under the symbol “ESPR.” The range of high and low sale prices for the Company’s common stock on that market for each of the quarters since the Company’s initial public offering on August 10, 2000 are as follows:

	Market prices

	High	Low

Year ended December 31, 2000:

Fourth quarter	$21.13	$10.38

Third quarter (beginning August 10, 2000)	19.38	9.38

      As of December 31, 2000, there were 75 stockholders of record of the Company’s common stock. This may not be an accurate indication of the total stockholders of the Company as of December 31, 2000, since many nominees hold the Company’s shares in street name for the beneficial owners.

      The Company has never declared or paid cash dividends on its capital stock and anticipates that, for the foreseeable future, it will continue to retain any earnings for use in the operation of its business.

      In September 2000, the Company merged with Talaria. In connection with this merger, the Company issued 813,008 shares of the Company’s common stock, which have not been registered under the Securities Act of 1933. These shares were issued in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

      During the year and three months ended December 31, 2000, we issued and sold 333,966 and 10,876 shares, respectively, of our common stock to employees and consultants upon exercise of stock options held by them. For these issuances we relied on the exemption provided by Section 4(2) of the Securities Act and Rule 701 promulgated thereunder.

Item 6.	Selected Consolidated Financial Data

      The following historical and pro forma selected consolidated financial data of Esperion should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 20, the consolidated financial statements and notes beginning on page 32. The selected consolidated financial data for the years ended December 31, 2000 and 1999 and for the period from inception (May 18, 1998) through December 31, 1998 are derived from our audited consolidated financial statements.

Consolidated Statement of Operations Data (in thousands except share and per share data):

	Year Ended
	December 31,		Inception to	Inception to
			December 31,	December 31,
	2000	1999	1998	2000

Operating expenses:

Research and development	$21,789	$8,484	$1,923	$32,196

General and administrative	2,949	2,239	464	5,652

Deferred stock amortization	1,014	279	—	1,293

Goodwill amortization	250	—	—	250

Purchased in-process research and development(1)	4,000	—	—	4,000

Operating loss	(30,002)	(11,002)	(2,387)	(43,391)

Other income, net	2,426	332	244	3,002

Net loss	(27,576)	(10,670)	(2,143)	(40,389)

Beneficial conversion feature(2)	(22,870)	—	—	(22,870)

Net loss attributable to common stockholders	$(50,446)	$(10,670)	$(2,143)	$(63,259)

Basic and diluted net loss per share	$(4.50)	$(5.91)	$(1.46)

Shares used in computing basic and diluted net loss per share	11,222,319	1,806,255	1,466,615

Pro forma basic and diluted net loss per share	$(2.45)	$(1.14)

Shares used in computing pro forma basic and diluted net loss per share	20,603,313	9,392,499

Consolidated Balance Sheet Data (in thousands):

	As of December 31,

	2000	1999	1998

Cash and cash equivalents	$70,228	$5,904	$12,541

Working capital	64,181	3,143	12,390

Total assets	77,877	7,999	13,414

Long-term debt, less current portion	3,027	2,284	—

Convertible preferred stock	—	105	105

Deficit accumulated during the development stage	(40,389)	(12,813)	(2,143)

Total stockholders’ equity	67,691	2,815	13,187

(1)	We recorded a $4.0 million charge to operations for the write-off of purchased in-process research and development related to the acquisition of Talaria Therapeutics, Inc.

(2)	We recorded approximately $22.9 million relating to the beneficial conversion feature of the series C and series D preferred stock in the first quarter of fiscal 2000 through equal and offsetting adjustments to additional paid-in-capital with no net impact on stockholders’ equity. The beneficial conversion feature was considered in the determination of our loss per common share amounts.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

  Background

      We have devoted substantially all of our resources since we began our operations in May 1998 to the research and development of pharmaceutical product candidates for cardiovascular and metabolic diseases. We are a development stage pharmaceutical company and have not generated any revenues from product sales. We have not been profitable and have incurred a cumulative net loss of approximately $40.4 million from inception (May 18, 1998) through December 31, 2000 excluding the beneficial conversion feature of preferred stock. These losses have resulted principally from costs incurred in research and development activities, and general and administrative expenses. We expect to incur significant additional operating losses for at least the next several years and until such time as we generate sufficient revenue to offset expenses. Research and development costs relating to product candidates will continue to increase. Manufacturing, sales and marketing costs will increase as we prepare for the commercialization of our products.

Results of Operations

Operating Expenses

					Period from
	Year Ended December 31,				Inception to
					December 31,
In thousands	2000	% Change	1999	% Change	1998

Research and development	$21,789	156.8%	$8,484	341.2%	$1,923

% of total	72.7%		77.1%		80.6%

General and administrative	$2,949	31.7%	$2,239	382.5%	$464

% of total	9.8%		20.4%		19.4%

Deferred stock amortization	$1,014	263.4%	$279	—	$0

% of total	3.4%		2.5%		0.0%

Goodwill amortization	$250	—	$0	—	$0

% of total	0.8%		0.0%		0.0%

Purchased in-process R&D	$4,000	—	$0	—	$0

% of total	13.3%		0.0%		0.0%

Year Ended December 31, 2000.

      On September 21, 2000, the Company acquired all of the outstanding shares of stock of Talaria for 813,008 shares of restricted Esperion common stock valued at $9 per share. Additionally, the merger agreement provides for additional consideration to Talaria stockholders including the milestones and royalties as discussed in the following section called “Milestone Payments, Royalties and License Fees.” Milestones are due upon the enrollment of the first patient in certain future clinical trials and upon each of the filing and approval of a new drug application in the United States. These milestone payments will increase the amount of the purchase price in the period when the milestone is achieved, and the Company will include these additional amounts in goodwill. The royalty payments will be included in cost of sales in the period when the respective sales are recognized. The combined milestone payments and royalties are subject to a maximum aggregate ceiling of $20.0 million.

      At the acquisition date, Talaria was conducting development and testing activities related to LUV. The product candidate is designed to enhance mobilization of cholesterol from arterial walls to the liver for elimination. The end result of this cholesterol mobilization is intended to be an opening of narrowed arteries and improved cardiovascular function. The Company believes that LUV could provide advantages over current available therapies.

      The acquisition was accounted for under the purchase method of accounting. The purchase price for amounts due at closing was allocated to both tangible and intangible assets. In connection with this allocation, the Company recorded a one-time charge to operations in the third quarter of 2000 to write-off $4.0 million associated with the in-process research and development acquired in the transaction that had not reached technological feasibility. The allocation of the purchase price was based on an independent appraisal of the fair values on the closing date using risk-adjusted cash flows related to the incomplete research and development project. The Company recorded approximately $3.75 million as goodwill that represents the excess of the purchase price over the fair value of net assets acquired. This amount included $265,000 of acquisition-related costs. The goodwill is being amortized on a straight-line basis over a period of five years.

      Research and Development Expenses. Research and development expenses include all payroll costs attributable to research and development activities, as well as an allocation of overhead expenses incurred by the Company. Research and development expenses increased to approximately $21.8 million for the year ended December 31, 2000, compared to approximately $8.5 million for the year ended December 31, 1999. This 156.8% increase was primarily due to the costs associated with developing our product candidates, including new product candidates discovered or in-licensed over the past year, as well as higher personnel costs. In addition, the increase was a result of the costs incurred to manufacture clinical material in connection with human clinical trials.

      General and Administrative Expenses. General and administrative expenses included the cost of salaries, employee benefits, and other payroll costs associated with the Company’s finance, accounting, human resources, legal, administrative and executive management functions. General and administrative expenses also included an allocation of overhead expenses incurred by the Company. General and administrative expenses increased to approximately $2.9 million for the year ended December 31, 2000 compared to approximately $2.2 for the year ended December 31, 1999. This 31.7% increase was primarily due to increased general and administrative personnel and facility costs.

      Deferred Stock Amortization. Deferred stock amortization includes the amortization of deferred costs for stock options granted prior to the Company’s initial public offering. These costs are being amortized over the vesting period of the underlying options, generally four years. Deferred stock amortization increased 263.8% in 2000, as compared to 1999, due to additional stock option grants made from January 1, 2000 to the date of the Company’s initial public offering (August 10, 2000). We expect this amortization expense to begin declining in 2003 and end in 2004.

      Goodwill Amortization. Goodwill amortization includes the amortization of purchase price in excess of net assets on the Company’s acquisition of Talaria. The Company is amortizing this goodwill over five years, which represents the period estimated to be benefited from the acquisition, after considering such factors as product development timelines, revenue potential, competition and patent life.

      Purchased in-process research and development. The $4.0 million allocation to purchased in-process research and development is based on the assumption that the development of LUV has not yet reached technological feasibility, and that no alternative future uses have been identified. At the acquisition date, the product candidate had exhibited satisfactory safety and efficacy results in preliminary testing; however, significant further investment is required to complete the development of the acquired technology, including completion of clinical trials, manufacturing scale-up and successful regulatory approvals. Talaria had spent approximately $4.9 million on the development of the in-process project since its inception in 1998 and the patent holders had spent additional amounts on scientific research prior to 1998. We expect to spend an additional $24.0 million in third party costs over all phases of the project prior to commercialization. Of these remaining costs, approximately $20.0 million would relate to a Phase III clinical trial which is expected to commence after the Phase II clinical trials are completed, but not sooner than 2002. Our expectations with respect to these additional costs, adjustments and periods are preliminary and therefore subject to substantial sequential adjustments.

      In making its purchase price allocation, management considered present value calculations of income, an analysis of project accomplishments and remaining outstanding items, as well as project risks. The value assigned to purchased in-process technology was determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to their present value. The revenue projection used to value the in-process research and development was based on estimates of relevant market sizes, penetration rates, therapy costs, and the nature and expected timing of new product introductions by the Company and its competitors. The resulting net cash flows from such projects are based on management’s estimates of milestone and royalty payments the acquired projects would command, as well as operating expenses and income taxes related to such projects.

      The rate utilized to discount the net cash flows to their present value was based on an estimated cost of capital calculation. Due to the nature of the forecast and the risks associated with the projected growth and profitability of the developmental project, a discount rate of 35% was considered appropriate for the in-process research and development. This discount rate was commensurate with Talaria’s stage of development and the uncertainties in the economic estimates described above. If this project is not successfully developed, the sales and profitability of the combined company may be adversely affected in future periods. Costs associated with the completion of the project have been and are expected to be consistent with the assumptions used in the valuation.

      Other Income (Expense). Interest income increased to approximately $2.6 million for the year ended December 31, 2000, compared to approximately $424,000 for the year ended December 31, 1999. The increase was attributable to higher levels of cash and cash equivalents available for investment in 2000 due to the Company’s private financings and initial public offering. Interest expense for the same periods was approximately $408,000 and $92,000, respectively, and represents interest incurred on equipment financing facilities and a special project loan. During 2000, we recorded approximately $201,000 of foreign currency transaction gains on transactions denominated in various currencies of European countries, primarily the Swedish kronor.

      Net Loss. The net loss was approximately $27.6 million for the year ended December 31, 2000, compared to approximately $10.7 million for the year ended December 31, 1999. The increase reflects increases in research and development and general and administrative expenses in addition to the one-time $4.0 million purchased in-process research and development write-off, offset in part by the increase in interest income.

      Net Loss Attributable to Common Stockholders. The net loss attributable to common stockholders for the year ended December 31, 2000 includes a one time $22.9 million charge related to the beneficial conversion feature on the Series C and D Convertible Preferred Stock. The total of the non-cash beneficial conversion feature was reflected through equal and offsetting adjustments to additional paid-in-capital with no net impact on stockholders’ equity. The beneficial conversion feature was considered in the determination of the Company’s loss per common share amounts.

Year Ended December 31, 1999.

      Research and Development Expenses. Research and development expenses increased to approximately $8.5 million for the year ended December 31, 1999, compared to approximately $1.9 million for the period from inception (May 18, 1998) to December 31, 1998. This increase of 341.2% was primarily due to the full year period for 1999 as compared with a partial year for 1998 and costs associated with developing AIM and LUV, and to a lesser extent expanded efforts to develop new product candidates.

      General and Administrative Expenses. General and administrative expenses increased to approximately $2.2 million for the year ended December 31, 1999 compared to approximately $464,000 for the period from inception to December 31, 1998. This increase of 382.5% was primarily due to the full year period for 1999 as compared with a partial year for 1998, higher personnel costs, higher facility costs and the professional fees associated with the acquisition of additional product candidates and technologies.

      Deferred Stock Amortization. Deferred stock amortization includes the amortization of deferred costs for stock options granted prior to the Company’s initial public offering. These costs are being amortized over the vesting period of the underlying options, generally four years.

      Other Income (Expense). Interest income increased to approximately $424,000 for the year ended December 31, 1999, compared to approximately $246,000 for the period from inception to December 31, 1998. The increase was attributable to the full year period for 1999 as compared to a partial year for 1998, offset by lower levels of cash and cash equivalents available for investment in 1999. Interest expense for the same periods was approximately $92,000 and $0 and represented interest incurred on an equipment financing facility and a special project loan in 1999.

      Net Loss. The net loss was approximately $10.7 million for the year ended December 31, 1999, compared to approximately $2.1 million for the period from inception to December 31, 1998. The increase reflected the full year period for 1999 as compared to a partial year in 1998, increases in research and development and general and administrative expenses, offset in part by the increase in interest income.

Milestone Payments, Royalties and License Fees

      In June 1998, we acquired exclusive, worldwide rights to AIM from Pharmacia Corporation. Under our agreement with Pharmacia, we acquired four U.S. patents and four pending U.S. patent applications, and other related foreign patents and patent applications covering various aspects of AIM. Under this agreement, at the completion of Phase II clinical trials, Pharmacia has the exclusive right of election to co-develop and the exclusive right to market AIM in countries outside of the United States and Canada. In addition, if we pursue a co-development and co-promotion arrangement in the United States and Canada with another party, Pharmacia has the right of first negotiation to co-develop and co-promote AIM in the United States and Canada. We paid Pharmacia $750,000 at the time we entered into our agreement for AIM in June 1998. Our agreement with Pharmacia requires us to make payments to Pharmacia as milestones are achieved, and to pay Pharmacia royalties on sales of products that are covered by the Pharmacia patents or developed using the Pharmacia technology. The first milestone payment will be paid in cash or by the issuance of a promissory note to Pharmacia if and when we have completed clinical trials showing preliminary safety and initial proof-of-concept (which may include early Phase IIa studies). We believe that this would mean clinical trials which show statistically significant results in safety and efficacy, allowing us to better define the details of any Phase III pivotal trials. If Pharmacia exercises its exclusive right to co-develop and market AIM in countries other than the United States and Canada, then we will make additional milestone payments to Pharmacia. If Pharmacia does not exercise its right to co-develop and market AIM in countries other than the United States and Canada, then we will make several milestone payments to Pharmacia starting if and when we enroll the first patient in the first Phase III clinical trial for AIM in the United States. Instead of paying milestones in cash, if the milestone payments are greater than 10% of our cash reserves at the time of payment, we may instead make these payments by issuing Pharmacia a promissory note. This license, unless earlier terminated, will continue until the later of 20 years from the date of the license or the last expiration date of any patent rights covered by this license.

      In March 1999, we exclusively sub-licensed for Europe and the United States certain LUV technology from Inex which had licensed the technology from the University of British Columbia. We paid Inex $250,000 at the time we entered into our sub-license agreement for LUV in March 1999. Our license agreement with Inex, as amended, requires us to make payments to Inex as milestones are achieved, and to pay Inex royalties on sales of products that are covered by the UBC patents or former Talaria patents or developed using the licensed technology. The first milestone payment of $100,000 will be made in the first quarter of 2001, upon enrollment of our first patient in a Phase II clinical trial. Other milestone payments will be paid to Inex if and when we achieve various future development milestones outlined in the agreement with Inex. This license remains in effect, unless earlier terminated, until the later of ten years from the first commercial sale of a product covered by this license or the last expiration date of any patent rights covered by this license.

      In September 2000, we entered into a merger agreement with Talaria which will require: (i) payment of up to $6.3 million in cash and/or common stock based on the achievement of four future development milestones; and (ii) payment of royalties in cash and/or common stock based on net annual sales of large unilamellar vesicles, or LUVs, in North America. The first milestone was achieved in the first quarter of 2001, upon the enrollment of our first patient in a Phase II clinical trial. This milestone will be paid in 2001 through the issuance of approximately 58,600 shares of common stock.

      In September 1999, we exclusively licensed from a group of inventors, the RLT peptide technology, including four issued United States patent and 11 pending United States patent applications, and certain corresponding foreign pending patent applications. We paid the inventors of our RLT peptide an initial license fee of $50,000 in January 2000. Our license agreement with the inventors requires us to make payments to them as milestones are achieved, and to pay them royalties on sales of products that are covered by the inventors’ patents or developed using the inventors’ technology. The first milestone payment of $50,000 will be paid in 2001. Additional milestone payments will be paid to the inventors if and when we achieve various future development milestones outlined in the agreement with the inventors. This license terminates on the later of ten years from the date of the license execution or the last expiration date of any patent rights covered by this license.

      In February 2000, we entered into a license agreement with Region Wallonne in which we were granted exclusive worldwide rights to its patents and applications, proprietary information and know-how concerning ProApoA-I. As part of this license, we have also agreed to purchase supplies of ProApoA-I from, and to enter into a research collaboration with, Region Wallonne. We paid Region Wallonne $25,000 at the time we entered into our license agreement in February 2000. Our license agreement with Region Wallonne requires us to pay royalties on sales of products that are covered by the Region Wallonne patents. This license remains in effect, until the latter of December 2012 or the last expiration date of any patent covered by the license, unless terminated earlier by a party in accordance with the terms of the license.

      We will be required to pay approximately $900,000 in cash or common stock to Inex, the former Talaria stockholders and certain inventors during 2001 and we may be obligated to make additional milestone payments, up to an aggregate remaining amount of $28.3 million, based on the achievement of certain clinical trials and regulatory approval. These milestone payments include up to $14.5 million, $5.5 million, $6.2 million and $2.1 million pursuant to the agreements with Pharmacia, Talaria, Inex and the group of inventors, respectively. The agreement with Region Wallonne provides only for royalties on future sales and is not included in the aggregate milestone payments disclosed above. In addition to the milestone payments, the agreements provide for the payment of royalties on future product sales, as defined in the agreements.

Liquidity and Capital Resources

      In August 2000, the Company completed an initial public offering of its stock, which resulted in the issuance of 6,000,000 shares of common stock at $9.00 per share. In September 2000, an additional 900,000 shares were sold by the Company at $9.00 per share to cover the underwriters’ over-allotment. Net proceeds to the Company from the offering were approximately $56.2 million, after deducting the underwriting discount and offering expenses.

      As of December 31, 2000, the Company had cash and cash equivalents of approximately $70.2 million, an increase of approximately $64.3 million from December 31, 1999, resulting primarily from the initial public offering and preferred stock financings, offset by approximately $18.0 million in cash used to fund operations. Our investment policy emphasizes liquidity and preservation of principal over other portfolio considerations. We select investments that maximize interest income to the extent possible by investing cash in securities with different maturities to match projected cash needs and limit risk by diversifying our investments. We believe that our current cash position, along with available borrowings under our credit facilities will be sufficient to fund our operations and capital expenditures until at least the end of 2002.

      During the years ended December 31, 2000 and 1999, net cash used in operating activities was approximately $18.0 million and $7.9 million, respectively. This cash was used to fund our net losses for the periods, adjusted for non-cash expenses and changes in operating assets and liabilities.

      Net cash used in investing activities for the years ended December 31, 2000 and 1999 was $2.0 million and $1.6 million, respectively, primarily the result of the acquisition of laboratory equipment, furniture, fixtures and office equipment. In addition, the Company used approximately $233,000 in cash in connection with the acquisition of Talaria.

      Net cash proceeds from financing activities were $84.1 million and $2.8 million for the years ended December 31, 2000 and 1999, respectively. The net cash proceeds from financing activities for the year ended December 31, 2000 resulted primarily from $56.2 million raised in the initial public offering, $26.9 million raised in preferred stock financings, $1.5 million additional borrowings on special project and equipment term loans, and $123,000 raised from the issuance of common stock to employees as part of the Company’s equity compensation plans. The proceeds were partially offset by $518,000 of cash used to repay borrowings under equipment loans. The net cash proceeds from financing activities during the year ended December 31, 1999 were from borrowings on an equipment loan.

      We anticipate that our capital expenditures for the next twelve months will be approximately $3.2 million. These expenditures relate to, among other things, an agreement we have entered into with a scientific instrument manufacturer to purchase a specialized piece of equipment for $1.0 million. We expect delivery in the first quarter of 2001.

      As of December 31, 2000, we had approximately $743,000 outstanding under a credit facility with a U.S. bank. This credit facility was used to finance purchases of equipment. Borrowings under the facility bear interest at the bank’s prime rate plus 1.0%. In 2000, we obtained an additional credit facility with a U.S. bank to finance purchases of equipment. We had approximately $775,000 outstanding under this credit facility at an interest rate of 12% as of December 31, 2000. We also have a credit facility with a Swedish entity totaling 50 million Swedish kronor (approximately 19.5 million Swedish Kronor, or approximately $2.2 million, including accrued interest, of which was outstanding as of December 31, 2000) that may only be used to finance the development of our AIM product candidate. If a related product is not developed or does not succeed in the market, our obligation to repay the loan may be forgiven. Borrowings under the loan facility bear interest at 17.0% of which 9.5% is payable quarterly. The remaining 7.5% of interest together with principal is payable in five equal annual installments starting in December 2004.

      We lease our corporate and research and development facilities under operating leases expiring at various times through December 2003. We may extend these leases for additional periods. Total minimum payments under these leases are approximately $1.3 million as of December 31, 2000.

      We expect that our operating expenses and capital expenditures will increase in future periods. We intend to hire additional research and development, clinical testing and administrative staff. Our capital expenditure requirements will depend on numerous factors, including the progress of our research and development programs, the time required to file and process regulatory approval applications, the development of commercial manufacturing capability, the ability to obtain additional licensing arrangements, and the demand for our product candidates, if and when approved by the FDA or other regulatory authorities.

Income Taxes

      As of December 31, 2000, we had operating loss carryforwards of approximately $25.2 million. These net operating loss carryforwards expire beginning in 2018. Additionally, utilization of net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code. These and other deferred income tax assets are fully reserved by a valuation allowance as management has determined that it is more likely than not that the deferred tax assets will not be realized.

Employees

      As of December 31, 2000, we had 58 employees. Of these employees, 44 were engaged in research, preclinical and clinical development, regulatory affairs, intellectual property activities, and/or manufacturing activities and 14 were engaged in finance and general administrative activities.

New Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments. The Company has not yet quantified the impact of this statement on the Company’s financial statements.

      The Company adopted Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25,” effective July 1, 2000. There was no impact on our consolidated financial position or results of operations.

Factors Affecting Our Future Prospects

We are a young company with a history of losses and even if our product candidates are approved and commercialized, we may never be profitable.

      We have incurred substantial losses since we began our operations in May 1998. As of December 31, 2000, we had a cumulative net loss of approximately $40.4 million. These losses have resulted principally from costs incurred in our research and development programs and from our general and administrative expenses. To date, we have not generated revenue from product sales or royalties, and we do not expect to achieve any revenue from product sales or royalties until we receive regulatory approval and begin commercialization of our product candidates. We are not certain of when, if ever, that will occur. We expect to incur additional operating losses in the future and these losses could increase significantly, whether or not we generate revenue, as we expand our development and clinical trial efforts. All of our product candidates are in early stages of development, and we face the risks of failure inherent in developing drugs based on new technologies. In addition, most of our product candidates were recently in-licensed from third parties. As a result, we have limited in-house experience with these product candidates. Our product candidates are not expected to be commercially available for several years, if at all.

      All of our current product candidates are designed to treat cardiovascular disease by manipulating the beneficial properties of HDL. We may defer or cease development of one or more of our product candidates if a product candidate does not show favorable clinical results, if we decide to concentrate our resources on more promising product candidates, or for any other reason. Decisions regarding the selection of product candidates in development and the timing of the development of our product candidates may accelerate the preclinical or clinical testing of one or more product candidates while delaying or ceasing progress of one or more other product candidates.

All of our product candidates must be tested and approved by the FDA and other regulatory agencies before we can sell them.

      Our product candidates must satisfy rigorous standards of safety and efficacy before they can be approved for commercial use by the FDA, and international regulatory authorities. The FDA and foreign regulatory authorities have full discretion over this approval process. We will need to conduct significant additional research, including clinical testing involving animals and humans, before we can file applications for product approval.

      Many of the product candidates in the pharmaceutical industry do not successfully complete preclinical testing and clinical trials. Also, satisfaction of regulatory requirements typically takes many years, is dependent upon the type, complexity, and novelty of the product and requires the expenditure of substantial resources. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful. For example, a number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials and in interim analyses. In addition, delays or rejections may be encountered based upon additional government regulation, including any changes in FDA policy, during the process of product development, clinical trials and regulatory approvals.

      In order to receive FDA approval or approval from foreign regulatory authorities to market a product, we must demonstrate through human clinical trials that the product candidate is safe and effective for the treatment of a specific condition. We do not know whether planned clinical trials will begin on time or will be completed on schedule or at all. If we experience significant delays in testing or approvals, or if we need to perform more or larger clinical trials than planned, our product development costs will increase. Any of our future clinical studies might be delayed or halted because:

•	the drug is not effective, or physicians think that the drug is not effective;

•	patients experience severe side effects during treatment;

•	patients die during a clinical study because their disease is too advanced or they experience medical problems that are not related to the drug being studied;

•	patients do not enroll in the studies at the rate we expect; or

•	drug supplies are not sufficient to treat the patients in the studies.

Even if the FDA approves our product candidates, that approval will be limited.

      If the FDA grants regulatory approval of a product, this approval will be limited to those disease states and conditions for which the product has demonstrated to be safe and effective through clinical trials. Any product approvals we receive in the future could also include significant restrictions on the use or marketing of our products. Product approvals, if granted, can be withdrawn for failure to comply with regulatory requirements or upon the occurrence of adverse events following commercial introduction of the products. Failure to comply with applicable FDA or other applicable regulatory requirements may result in criminal prosecution, civil penalties, recall or seizure of products, total or partial suspension of production or injunction, as well as other regulatory action against our product candidates or the Company. If approvals are withdrawn for a product, or if a product were seized or recalled, we would be unable to sell that product and our revenues would suffer. In addition, our ability to market any of our potential products outside the United States is contingent upon receiving market application authorizations from the appropriate regulatory authorities and these foreign regulatory approval processes include all of the risks associated with the FDA approval process described above.

Our product candidates may not be commercially successful because physicians, patients, and government agencies and other third-party payors may not accept them.

      Even if regulatory authorities approve our product candidates, they may not be commercially successful. Third parties may develop superior products or have proprietary rights that preclude us from marketing our products. We also expect that most of our product candidates will be very expensive, if approved. Patient acceptance of and demand for any product candidates we obtain regulatory approval for will depend largely on the following factors:

•	acceptance by physicians and patients of our products as safe and effective therapies;

•	the extent, if any, of reimbursement of drug and treatment costs by government agencies and other third-party payors;

•	pricing of alternative products;

•	acceptance by physicians and patients of intravenous administration for some of our proposed products; and

•	prevalence and severity of side effects associated with our products.

      In addition, any of our product candidates could cause adverse events, such as immunologic or allergic reactions. These reactions may not be observed in clinical trials, but may nonetheless occur after commercialization. If any of these reactions occur, they may render our product candidates ineffective in some patients and our sales would suffer.

If our current and future manufacturing and supply strategies are unsuccessful, then we may be unable to complete any future clinical trials and/or commercialize our product candidates in a timely manner, if at all.

      Completion of our future clinical trials and commercialization of our product candidates will require access to, or development of, facilities to manufacture a sufficient supply of our product candidates. We do not have the resources, facilities or experience to manufacture our product candidates on our own and do not intend to develop or acquire facilities for the manufacture of product candidates for clinical trials or commercial purposes in the foreseeable future. We currently rely, and will continue to rely for at least the next few years, on contract manufacturers to produce sufficient quantities of our product candidates. Most of our contract manufacturers have limited experience at manufacturing, formulating, analyzing, filling and finishing our particular product candidates. Our manufacturing strategy presents the following risks:

•	we may not be able to locate acceptable manufacturers or enter into favorable long-term agreements with them;

•	third parties may not be able to successfully manufacture our product candidates in a cost effective and/or timely manner;

•	the manufacturing processes for our product candidates have not been tested for quantities needed for clinical trials or commercial sales;

•	delays in scale-up to commercial quantities could delay clinical studies, regulatory submissions and commercialization of our product candidates;

•	we may not have intellectual property rights, or may have to share intellectual property rights, to the manufacturing processes for our product candidates;

•	manufacturing and validation of manufacturing processes and materials are complicated and time-consuming;

•	because many of our current third-party manufacturers are located outside of the U.S., there may be difficulties in importing our product candidates and/or their components into the U.S. as a result of, among other things, FDA import inspections, incomplete or inaccurate import documentation, or defective packaging; and

•	manufacturers of our product candidates are subject to the FDA’s current Good Manufacturing Practices regulations, the FDA’s current Good Laboratory Practices regulations and similar foreign standards and we do not have control over compliance with these regulations by our third-party manufacturers.

Even if we obtain regulatory approval of any of our product candidates, if we are unable to create sales, marketing and distribution capabilities or enter into agreements with third parties to perform these functions, we will not be able to successfully commercialize any of our product candidates.

      We currently have no sales or distribution capability, but we have hired a marketing director to develop commercialization strategies for our products. In order to successfully commercialize any of our product candidates, we must either internally develop full sales, marketing and distribution capabilities or make arrangements with third parties to perform these services. If we do not develop a marketing and sales force with technical expertise and supporting distribution capabilities, we will be unable to market any of our commercialized products directly. To promote any of our products through third parties, we will have to locate acceptable third parties for these functions and enter into agreements with them on acceptable terms and we may not be able to do so. In addition, any third-party arrangements we are able to enter into may result in lower revenues than we could have achieved by directly marketing and selling our products.

If the third-party clinical research organizations we intend to rely on to conduct our future clinical trials do not perform in an acceptable and timely manner, our clinical trials could be delayed or unsuccessful.

      We do not have the ability to independently conduct clinical trials and obtain regulatory approvals for our product candidates, and we currently rely and intend to continue to rely on clinical investigators and third-party contract research organizations to perform these functions. If we cannot locate acceptable contractors to run our clinical trials or enter into favorable agreements with them, or if these third parties do not successfully carry out their contractual duties or meet expected deadlines, we will be unable to obtain required approvals and will be unable to commercialize our product candidates on a timely basis, if at all.

We expect our quarterly and annual results to fluctuate significantly.

      In the near term, we expect our quarterly and annual operating results to fluctuate significantly, depending primarily on the following factors:

•	timing of preclinical and clinical trials;

•	interruption or delays in the supply of our product candidates or components;

•	timing of payments to licensors and corporate partners;

•	timing of investments in new technologies; and

•	other costs, which may be unexpected.

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully develop our product candidates or retain rights to our product candidates.

      Significant additional capital will be required in the future to fund our operations. We do not know whether additional financing will be available on acceptable terms when needed. We have consumed substantial amounts of cash resources to date and expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure and research and development activities. If adequate funds are unavailable, we may be required to:

•	delay, reduce the scope of, or eliminate one or more of our research or development programs;

•	license rights to technologies, product candidates, or products on terms that are less favorable to us than might otherwise be available; or

•	obtain funds through arrangements that may require us to relinquish rights to product candidates or products that we would otherwise seek to develop or commercialize ourselves.

      If we raise additional funds by issuing equity securities, our existing stockholders will own a smaller percentage of Esperion, and new investors may pay less on average for their securities than, and could have rights superior to, existing stockholders.

If our licensing arrangements and strategic relationships with third parties are breached, terminated or proven to be unsuccessful, we may lose rights with respect to product candidates, and we may not be able to develop and commercialize our product candidates on a timely basis, if at all.

      We began operations in May 1998 and most of our product candidates were recently in-licensed from third parties. We depend, and will continue to depend, on these and other licensing arrangements and other strategic relationships with third parties for the research, development, manufacturing and commercialization of our product candidates. Our rights may be terminated if we do not perform as required under these arrangements. In addition, these third parties may also breach or terminate their agreements with us or otherwise fail to conduct their activities in connection with our relationships in a timely manner. If any of our licenses or relationships are terminated or breached, we may:

•	lose our rights to develop and market our product candidates;

•	lose patent and/or trade secret protection for our product candidates;

•	experience significant delays in the development or commercialization of our product candidates;

•	be unable to obtain any other licenses on acceptable terms, if at all; and

•	incur liability for damages.

      Licensing arrangements and strategic relationships in our industry can be very complex, particularly with respect to intellectual property rights. Disputes may arise in the future regarding ownership rights to technology developed by or with other parties. These and other possible disagreements between us and third parties with respect to our licenses or our strategic relationships could lead to delays in the research, development, manufacture and commercialization of our product candidates. These disputes could also result in litigation or arbitration, both of which are time-consuming and expensive. These third parties may also pursue alternative technologies or product candidates either on their own or in strategic relationships with others in direct competition with us.

If we fail to secure and enforce patents and other intellectual property rights underlying our product candidates and technologies, we may be unable to develop our product candidates or compete effectively.

      The pharmaceutical industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Our success will depend, in part, on our ability, and the ability of our licensors, to obtain and enforce our exclusive rights to our products and technologies under the patent laws of the United States and other countries. Our success also will depend on our ability to prevent others from using our trade secrets. In addition, we must operate in a way that does not infringe, or violate, the patent, trade secret, and other intellectual property rights of other parties.

      The standards which the U.S. Patent and Trademark Office uses to grant patents can change. Consequently, we may be unable to determine the type and extent of patent claims that will be issued to us or to our licensors in the future. Any patents which do issue may not contain claims which will permit us to stop competitors from using the same or similar technology.

      The standards which courts use to interpret patents can change, particularly as new technologies develop. Consequently, we cannot know how much protection, if any, our patents will provide. If we choose to seek a court order that prohibits a third party from using the inventions claimed in our patents, the third party may ask the court to rule that our patents are invalid and unenforceable. This type of lawsuit is expensive and time consuming and could be unsuccessful. There is also the risk that, even if the validity of our patents is upheld, the court will refuse to stop the third party on the ground that its activities do not infringe the patent.

We may face significant expense and liability as a result of litigation or other proceedings relating to patents and other intellectual property rights of others.

      Should third parties file patent applications, or be issued patents, claiming technology also claimed by us in pending applications, we may be required to participate in interference proceedings in the United States Patent and Trademark Office to determine priority of invention. We, or our licensors, also could be required to participate in interference proceedings involving our issued patents and pending applications of another entity. An adverse outcome in an interference proceeding could require us to cease using the technology or to license rights from prevailing third parties. There is no guarantee that any prevailing party would offer us a license or that such a license, if made available to us, could be acquired on commercially-acceptable terms.

      A third party may claim that we are using inventions claimed by their patents and may seek a court order to stop us from engaging in our normal operations and activities, such as research and development and the sale of any future products. Such lawsuits are expensive and time consuming. In addition, there is a risk that the court will decide that we are infringing the third party’s patents and will order us to stop the activities claimed by the patents. There is also a risk that a court will order us to pay the third party damages for the patent infringement. Moreover, there is no guarantee that the prevailing patent owner would offer us a license so that we could continue to engage in activities claimed by the patent, or that such a license, if made available to us, could be acquired on commercially-acceptable terms. In addition, third parties may, in the, assert other intellectual property infringement claims against us with respect to our product candidates, technologies or other matters.

      Our success also depends upon the skills, knowledge and experience of our scientific and technical personnel. The confidentiality agreements that we enter into with our employees and other parties may not provide adequate protection for our trade secrets, know-how or other confidential information or prevent any unauthorized use or disclosure of such information. If any of our confidential intellectual property is disclosed, our business may suffer. In addition, many of our scientific and management personnel were previously employed by other biotechnology and pharmaceutical companies where they were conducting research in areas similar to those that we pursue. As a result, we could be subject to allegations of trade-secret violations and other claims relating to the intellectual property rights of these companies.

If we fail to recruit, retain and motivate skilled personnel our product development programs and our research and development efforts may be delayed.

      We are a small company with 58 employees, and our success depends on our continued ability to recruit, retain and motivate highly qualified management and scientific personnel, for which competition is intense. In particular, our product development programs depend on our ability to recruit and retain highly skilled chemists and clinical development personnel. Our loss of the services of any key personnel, in particular, Roger S. Newton, Ph.D., our Chief Executive Officer, could significantly impede the achievement of our research and development objectives and could delay our product development programs and approval and commercialization of our product candidates. We maintain key man life insurance on Dr. Newton in the amount of $5 million, but do not have similar insurance on any of our other key employees. In addition, we will need to hire additional personnel as we continue to expand our research and development activities.

If our competitors develop and commercialize products faster than we do or any competing products are superior to our product candidates, our commercial opportunities will be reduced or eliminated.

      The extent to which any of our product candidates achieve market acceptance will depend on competitive factors, many of which are beyond our control. Competition in the pharmaceutical industry is intense and has been accentuated by the rapid pace of technological development. Our competitors include large integrated pharmaceutical companies, biotechnology companies, universities and public and private research institutions. Almost all of these entities have substantially greater research and development capabilities and financial, scientific, manufacturing, marketing and sales resources than we do, as well as more experience in research and development, clinical trials, regulatory matters, manufacturing, marketing and sales. These organizations also compete with us to:

•	attract parties for acquisitions, joint ventures or other collaborations;

•	license the proprietary technology that is competitive with the technology we are using;

•	attract funding; and

•	attract, hire and retain scientific talent.

      Our competitors may succeed in developing and commercializing products earlier and obtaining regulatory approvals from the FDA more rapidly than we do. Our competitors may also develop products or technologies that are superior to those we are developing, and render our product candidates or technologies obsolete or non-competitive. If we cannot successfully compete with new or existing products our marketing and sales will suffer and we may never be profitable.

If product liability lawsuits are successfully brought against us, we may incur substantial liabilities and may be required to limit commercialization of our products.

      Our business exposes us to product liability risks, that are inherent in the testing, manufacturing, marketing and sale of pharmaceutical products. We may not be able to avoid product liability claims. Product liability insurance for the pharmaceutical industry is generally expensive, if available at all. We do not currently have any product liability insurance. If we are unable to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims, we may be unable to commercialize our product candidates. A successful product liability claim brought against for damages in an amount that exceeds our insurance coverage, if any, may cause us to incur substantial liabilities and our business may fail.

If we use biological and hazardous materials in a manner that causes injury, we may be liable for damages.

      Our research and development activities involve the controlled use of potentially harmful biological materials as well as hazardous materials, chemicals and various radioactive compounds. We cannot completely eliminate the risk of accidental contamination or injury from the use, storage, handling or disposal of these materials. In the event of contamination or injury, we could be held liable for damages, and such liability could exceed our resources. We are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. The cost of compliance with these laws and regulations could be significant.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

      Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at December 31, 2000. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time will increase our interest expense.

Item 8.  Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

ESPERION THERAPEUTICS, INC.

(A Company in the Development Stage)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Esperion Therapeutics, Inc.:

      We have audited the accompanying consolidated balance sheets of Esperion Therapeutics, Inc. (a Delaware corporation in the development stage) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years then ended, the period from inception (May 18, 1998) to December 31, 1998, and the period from inception to December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Esperion Therapeutics, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000, the period from inception to December 31, 1998, and the period from inception to December 31, 2000, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Ann Arbor, Michigan,

  January 22, 2000.

ESPERION THERAPEUTICS, INC. AND SUBSIDIARIES

(A Company in the Development Stage)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2000	1999
In thousands, except share data
ASSETS

Current Assets:

Cash and cash equivalents	$70,228	$5,904

Prepaid expenses and other	1,112	139

Total current assets	71,340	6,043

Furniture and equipment, less accumulated depreciation of $1,256 and $472 at December 31, 2000 and 1999, respectively	2,503	1,956

Goodwill, less accumulated amortization of $250 at December 31, 2000	3,500	—

Deposits and other assets	534	—

	$77,877	$7,999

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Current portion of long-term debt	$697	$495

Accounts payable	3,936	1,425

Accrued liabilities	2,526	980

Total current liabilities	7,159	2,900

Long-term debt, less current portion above	3,027	2,284

Commitments and Contingencies (Note 7)

Stockholders’ Equity:

Preferred stock, $0.01 par value; 5,000,000 and 15,000,000 shares authorized at December 31, 2000 and 1999, respectively, 0 and 10,500,000 shares issued and outstanding at December 31, 2000 and 1999, respectively	—	105

Common stock, $0.001 par value; 50,000,000 and 20,000,000 shares authorized at December 31, 2000 and 1999, respectively, 25,774,485 and 1,936,299 shares issued and outstanding at December 31, 2000 and 1999, respectively	26	2

Additional paid-in capital	110,650	16,467

Notes receivable	(67)	(106)

Accumulated deficit during the development stage	(40,389)	(12,813)

Deferred stock compensation	(2,774)	(838)

Accumulated other comprehensive income/(loss)	245	(2)

Total stockholders’ equity	67,691	2,815

	$77,877	$7,999

The accompanying notes are an integral part of these consolidated balance sheets.

ESPERION THERAPEUTICS, INC. AND SUBSIDIARIES

(A Company in the Development Stage)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Inception to	Inception to
	December 31,	December 31,	December 31,	December 31,
	2000	1999	1998	2000
In thousands, except share and per share data
Operating expenses:

Research and development	$21,789	$8,484	$1,923	$32,196

General and administrative	2,949	2,239	464	5,652

Deferred stock amortization	1,014	279	—	1,293

Goodwill amortization	250	—	—	250

Purchased in-process research and development	4,000	—	—	4,000

Total operating expenses	30,002	11,002	2,387	43,391

Loss from operations	(30,002)	(11,002)	(2,387)	(43,391)

Other income (expense):

Interest income	2,633	424	246	3,303

Interest expense	(408)	(92)	—	(500)

Other, net	201	—	(2)	199

Total other income	2,426	332	244	3,002

Net loss before taxes	(27,576)	(10,670)	(2,143)	(40,389)

Provision for income taxes	—	—	—	—

Net loss	(27,576)	(10,670)	(2,143)	(40,389)

Beneficial conversion feature upon issuance of preferred stock	(22,870)	—	—	(22,870)

Net loss attributable to common stockholders	$(50,446)	$(10,670)	$(2,143)	$(63,259)

Basic and diluted net loss per share	$(4.50)	$(5.91)	$(1.46)

Shares used in computing basic and diluted net loss per share	11,222,319	1,806,255	1,466,615

Pro forma basic and diluted net loss per share	$(2.45)	$(1.14)

Shares used in computing pro forma basic and diluted net loss per share	20,603,313	9,392,499

The accompanying notes are an integral part of these consolidated statements.

ESPERION THERAPEUTICS, INC. AND SUBSIDIARIES

(A Company in the Development Stage)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
						Deficit
		Convertible		Additional		During the	Deferred
In thousands,	Date of	Preferred	Common	Paid-In	Notes	Development	Stock
except share	Transaction	Stock	Stock	Capital	Receivable	Stage	Compensation
data
Balance — Inception (May 18, 1998)		$—	$—	$—	$—	$—	$—

Issuance of 1,329,399 shares of common stock for cash	July 6	—	2		—	—	—

Issuance of 500,000 shares of Series A preferred stock for cash	July 6	5	—	464	—	—	—

Issuance of 10,000,000 shares of Series B preferred stock for cash	August 11	100	—	14,760	—	—	—

Issuance of 144,500 shares of common stock	September 1	—	—	30	(30)	—	—

Issuance of 86,700 shares of common stock for note	November 1	—	—	18	(18)	—	—

Issuance of 144,500 shares of common stock for note	December 11	—	—	30	(30)	—	—

Net loss		—	—	—	—	(2,143)	—

Foreign currency translation adjustment		—	—	—	—	—	—

Comprehensive loss

Balance — December 31, 1998		105	2	15,302	(78)	(2,143)	—

Issuance of 57,800 shares of common stock for notes	June 4	—	—	12	(12)	—	—

Issuance of 173,400 shares of common stock for notes	July 1	—	—	36	(36)	—	—

Decrease in notes receivables		—	—	—	20	—	—

Deferred stock compensation related to stock options		—	—	1,117	—	—	(1,117)

Amortization of deferred stock compensation		—	—	—	—	—	279

Net loss		—	—	—	—	(10,670)	—

Foreign currency translation adjustment		—	—	—	—	—	—

Comprehensive loss

Balance — December 31, 1999		105	2	16,467	(106)	(12,813)	(838)

Issuance of 333,966 shares of common stock upon exercise of options	March 1- December 22	—	—	74	—	—	—

Issuance of 10,125,465 shares of Series C preferred stock for cash	January 7	101	—	21,770	—	—	—

Issuance of 127,414 shares of Series C preferred stock for services	January 7	1	—	687	—	—	—

Issuance of 1,136,363 shares of Series D preferred stock for cash	February 22	11	—	4,989	—	—	—

Repurchase of 29,791 shares of common stock	July 13	—	—	(6)	—	—	—

Issuance of 6,000,000 shares of common stock for initial public offering net of $1.6 million in offering expenses	August 10	—	6	48,614	—	—	—

Issuance of 900,000 shares of common stock for underwriters’ over-allotment	September 5	—	1	7,532	—	—	—

Issuance of 813,008 shares of common stock for acquisition of Talaria Therapeutics, Inc.	September 21	—	1	7,316	—	—	—

Issuance of 6,042 shares of common stock for employee stock purchase plan	September 30- December 31	—	—	55	—	—	—

Conversion of preferred stock	August 9	(218)	16	202	—	—	—

Deferred stock compensation related to stock options		—	—	2,950	—	—	(2,950)

Amortization of deferred stock compensation		—	—		—	—	1,014

Decrease in notes receivable		—		—	39	—	—

Net loss		—	—	—	—	(27,576)	—

Foreign currency translation adjustment		—	—	—	—	—	—

Comprehensive loss

Balance — December 31, 2000		$—	$26	$110,650	$(67)	$(40,389)	$(2,774)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Accumulated
	Other	Total
In thousands,	Comprehensive	Stockholders’	Comprehensive
except share	Income/(Loss)	Equity	Loss
data
Balance — Inception (May 18, 1998)	$—	$—

Issuance of 1,329,399 shares of common stock for cash	—	2

Issuance of 500,000 shares of Series A preferred stock for cash	—	469

Issuance of 10,000,000 shares of Series B preferred stock for cash	—	14,860

Issuance of 144,500 shares of common stock	—	—

Issuance of 86,700 shares of common stock for note	—	—

Issuance of 144,500 shares of common stock for note	—	—

Net loss	—	(2,143)	$(2,143)

Foreign currency translation adjustment	(1)	(1)	(1)

Comprehensive loss			$(2,144)

Balance — December 31, 1998	(1)	13,187

Issuance of 57,800 shares of common stock for notes	—	—

Issuance of 173,400 shares of common stock for notes	—	—

Decrease in notes receivables	—	20

Deferred stock compensation related to stock options	—	—

Amortization of deferred stock compensation	—	279

Net loss	—	(10,670)	$(10,670)

Foreign currency translation adjustment	(1)	(1)	(1)

Comprehensive loss			$(10,671)

Balance — December 31, 1999	(2)	2,815

Issuance of 333,966 shares of common stock upon exercise of options	—	74

Issuance of 10,125,465 shares of Series C preferred stock for cash	—	21,871

Issuance of 127,414 shares of Series C preferred stock for services	—	688

Issuance of 1,136,363 shares of Series D preferred stock for cash	—	5,000

Repurchase of 29,791 shares of common stock	—	(6)

Issuance of 6,000,000 shares of common stock for initial public offering net of $1.6 million in offering expenses	—	48,620

Issuance of 900,000 shares of common stock for underwriters’ over-allotment	—	7,533

Issuance of 813,008 shares of common stock for acquisition of Talaria Therapeutics, Inc.	—	7,317

Issuance of 6,042 shares of common stock for employee stock purchase plan	—	55

Conversion of preferred stock	—	—

Deferred stock compensation related to stock options		—

Amortization of deferred stock compensation	—	1,014

Decrease in notes receivable	—	39

Net loss	—	(27,576)	$(27,576)

Foreign currency translation adjustment	247	247	247

Comprehensive loss			$(27,329)

Balance — December 31, 2000	$245	$67,691

The accompanying notes are an integral part of these consolidated statements.

ESPERION THERAPEUTICS, INC. AND SUBSIDIARIES

(A Company in the Development Stage)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Inception to	Inception to
	December 31,	December 31,	December 31,	December 31,
	2000	1999	1998	2000
In thousands
Cash Flows from Operating Activities:

Net loss	$(27,576)	$(10,670)	$(2,143)	$(40,389)
Adjustments to reconcile net loss to net cash used in operating activities —

Purchased in-process research and development	4,000	—	—	4,000

Depreciation and amortization	2,050	683	68	2,801

Stock-based compensation expense	413	275	—	688

Decrease in notes receivable	39	20	—	59

Non-cash interest included in long-term debt	145	15	—	160
Increase (decrease) in cash resulting from changes in —

Prepaid expenses and other	(1,256)	(63)	(75)	(1,394)

Other assets	(85)	—	—	(85)

Accounts payable	2,619	1,317	78	4,014

Accrued liabilities	1,697	571	147	2,415

Net cash used in operating activities	(17,954)	(7,852)	(1,925)	(27,731)

Cash Flows from Investing Activities:

Purchases of furniture and equipment	(1,341)	(1,563)	(864)	(3,768)

Deposit on equipment	(450)	—	—	(450)

Acquisition of Talaria Therapeutics, Inc.	(233)	—	—	(233)

Net cash used in investing activities	(2,024)	(1,563)	(864)	(4,451)

Cash Flows from Financing Activities:

Net proceeds from issuance of convertible preferred stock	26,871	—	15,329	42,200

Net proceeds from initial public offering	56,153	—	—	56,153

Proceeds from issuance of common stock	123	—	2	125

Proceeds from long-term debt	1,489	3,027	—	4,516

Repayments of long-term debt	(518)	(248)	—	(766)

Net cash provided by financing activities	84,118	2,779	15,331	102,228

Effect of Exchange Rate Changes on Cash	184	(1)	(1)	182

Increase (Decrease) in Cash and Cash Equivalents	64,324	(6,637)	12,541	70,228

Cash and Cash Equivalents — Beginning of Period	5,904	12,541	—	—

Cash and Cash Equivalents — End of Period	$70,228	$5,904	$12,541	$70,228

The accompanying notes are an integral part of these consolidated statements.

ESPERION THERAPEUTICS, INC. AND SUBSIDIARIES

(A Company in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Description of the Business

      Esperion Therapeutics, Inc. (formerly Metapharma, Inc.) was incorporated on May 18, 1998. Esperion Therapeutics, Inc. and its subsidiaries, Esperion AB and Esperion LUV Development, Inc. (collectively referred to as “the Company”), are devoting substantially all of their efforts towards conducting drug discovery and development, initiating clinical trials, pursuing regulatory approval for products under development, recruiting personnel, raising capital, and building infrastructure. The Company’s main focus is the research and development of pharmaceutical product candidates for cardiovascular and metabolic diseases.

      In the course of such activities, the Company has sustained significant operating losses and expects such losses, which will likely increase as the Company expands its research and development activities, to continue for at least the next several years. The Company has not generated any revenues or product sales and has not achieved profitable operations or positive cash flows from operations. The Company’s accumulated deficit during the development stage totaled approximately $40.4 million through December 31, 2000. The Company plans to finance its operations with a combination of stock issuances, license payments, payments from strategic research and development arrangements and, in the longer term, revenues from product sales. There are no assurances that the Company will be successful in obtaining an adequate level of financing needed for the long-term development and commercialization of its planned products.

(2)  Significant Accounting Policies

Principles of Consolidation and Translation

      The accompanying consolidated financial statements include the accounts of Esperion Therapeutics, Inc., Esperion AB (“Sweden”) and Esperion LUV Development, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

      The financial statements of Sweden are translated using exchange rates in effect at the end of the period for assets and liabilities and at average rates during the period for results of operations. The resulting foreign currency translation adjustment is reflected as a separate component of stockholders’ equity. Other foreign currency transaction gains and losses are included in other income in the statement of operations.

Research and Development

      Research and development expenses include employee payroll and other related costs attributable to research and development activities and are expensed as incurred. Research and development expenses also include an allocation of overhead expenses incurred by the Company.

Licensed Technology and Patents

      Costs incurred in obtaining the license rights to certain technology and patents in the development stage are expensed as incurred due to the uncertainty regarding potential alternative future uses and the uncertainty regarding future operating cash flows expected to be derived from the licensed technology and patents.

Cash and Cash Equivalents

      The Company considers all financial instruments purchased with initial maturities of three months or less to be cash equivalents.

Furniture and Equipment

      Additions to furniture and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets ranging from three to seven years.

ESPERION THERAPEUTICS, INC. AND SUBSIDIARIES
(A Company in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill

      Goodwill represents the unamortized cost in excess of fair value of net assets acquired and is amortized on a straight-line basis over five years.

Impairment of Long-Lived Assets

      In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the carrying value of the assets to the present value of the expected future cash flows associated with the use of the asset. The Company’s long-lived assets consist primarily of goodwill and computer and lab equipment that are amortized or depreciated over short useful lives to prevent impairment issues. The Company believes that the fair value of the assets approximates the assets’ carrying value, and accordingly the Company has not recognized any impairment losses through December 31, 2000.

Accrued Liabilities

      Accrued liabilities consist of the following (in thousands):

	Year Ended
	December 31,

	2000	1999

Accrued manufacturing costs	$1,211	$231

Accrued professional fees	828	205

Accrued compensation	406	434

Accrued other	81	110

	$2,526	$980

Stock-Based Compensation

      The Company accounts for stock-based compensation to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company’s common stock as of the date of the grant over the amount the employee must pay to acquire the stock. As supplemental information, the Company has provided pro forma disclosures of stock options in Note 5, in accordance with the requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.”

Supplemental Disclosures of Cash Flow Information

      The Company paid cash for interest of approximately $282,000, $66,000, $0 and 348,000 in 2000, 1999 1998 and the period from inception to December 31, 2000, respectively.

Basic, Diluted and Pro Forma Net Loss per Share

      Basic and diluted net loss per share amounts have been calculated using the weighted average number of shares of common stock outstanding during the respective period. Pro forma basic and diluted net loss per

ESPERION THERAPEUTICS, INC. AND SUBSIDIARIES
(A Company in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

share includes the shares used in computing basic and diluted net loss per share and the assumed conversion of all outstanding shares of preferred stock from the original date of issuance.

      In 2000, 1999 and 1998, 898,736, 0 and 0 options, respectively, for the purchase of common stock were not included in the calculation of diluted loss per share as doing so would have been anti-dilutive.

      The following table presents the calculation of pro forma basic and diluted net loss per share:

	December 31,

In thousands, except share and per share data	2000	1999

Net loss attributable to common stockholders	$(50,446)	$(10,670)

Shares used in computing basic and diluted net loss per share	11,222,319	1,806,255

Pro forma adjustment to reflect assumed conversion of Series A and Series B convertible preferred stock	4,614,965	7,586,244

Pro forma adjustment to reflect assumed conversion of Series C and Series D convertible preferred stock	4,766,029	—

Shares used in computing pro forma basic and diluted net loss per share	20,603,313	9,392,499

Pro forma basic and diluted net loss per share	$(2.45)	$(1.14)

  Comprehensive Loss

      Effective in 1998, the Company adopted SFAS No. 130, “Reporting Comprehensive Income,” which establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive loss is the total of net loss and all other non-owner changes in equity. The difference between net loss, as reported in the accompanying consolidated statements of operations, and comprehensive loss is the foreign currency translation adjustment for the respective periods. Accumulated other comprehensive loss consists solely of the cumulative translation adjustment as presented in the accompanying consolidated balance sheets.

  New Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments. The Company has not yet quantified the impact of this statement on the Company’s financial statements.

      The Company adopted Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25,” effective July 1, 2000. There was no impact on our consolidated financial position or results of operations.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

ESPERION THERAPEUTICS, INC. AND SUBSIDIARIES
(A Company in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications

      Certain amounts from the 1999 and 1998 financial statements have been reclassified to conform to the 2000 presentation.

(3)  Stockholders’ Equity

      On March 24, 2000, the stockholders of the Company approved an amendment and restatement to the Company’s certificate of incorporation that, as of August 9, 2000, effected (i) an increase in the authorized shares of common stock to 50,000,000, (ii) a reduction in the authorized shares of preferred stock from 15,000,000 with certain privileges to 5,000,000 with privileges to be determined by the board of directors when issued. All references in the consolidated financial statements and accompanying notes have also been adjusted to reflect the amendment and restatement of the certificate of incorporation.

Reverse Stock Split

      The Company effected a 0.7225-for-1 reverse stock split of all outstanding common stock and stock options as of March 24, 2000. All references to the number of shares and per share amounts have been retroactively restated to reflect this reverse stock split.

Common Stock

      Holders of common stock are entitled to one vote per share on all matters submitted to a vote of holders of shares of common stock, and do not have any cumulative voting rights. In the event of a liquidation, dissolution, or winding-up of the Company, the holders of shares of common stock are entitled to share equally and ratably in the assets of the Company, if any, remaining after payment of debts and liabilities of the Company, subject to prior liquidation rights of any outstanding shares of preferred stock.

      In August 2000, the Company completed an initial public offering of its common stock, which resulted in the issuance of 6,000,000 shares of common stock at $9.00 per share. In connection with the offering, all of the outstanding preferred stock was converted to common stock. In September 2000, an additional 900,000 shares of common stock were sold by the Company at $9.00 per share to cover the underwriters’ over-allotment. The Company received gross proceeds of $62.1 million, of which $4.3 million was paid as an underwriting discount. Expenses related to the offering totaled approximately $1.6 million. The proceeds have been invested in highly-liquid, interest-bearing, investment-grade securities.

Preferred Stock

      The Board of Directors is authorized to issue up to 5,000,000 shares of preferred stock in one or more series. Under each issuance of a series of preferred stock, the Board of Directors is permitted to fix the designations, preferences, powers and relative rights and restrictions thereof, including without limitations, the dividend rate, conversion rights, voting rights, redemption price, and liquidation preference.

Conversion of Preferred Stock

      In connection with the initial public offering, each of the Company’s outstanding shares of Series A, Series B, Series C and Series D preferred stock (“Series A,” “Series B,” “Series C” and “Series D,” respectively, together “Preferred Stock”) was automatically converted into approximately 0.7225 shares of common stock.

ESPERION THERAPEUTICS, INC. AND SUBSIDIARIES
(A Company in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Series C and Series D

      In January and February 2000, the Company issued shares of Series C and Series D. Total cash proceeds to the Company were approximately $21.9 million and $5.0 million relating to the issuance of 10,252,879 shares of Series C and 1,136,363 shares of Series D, respectively. As a part of the Series C, the Company issued 127,414 shares to the chief executive officer and another member of the Board of Directors for services rendered to the Company during 1999. The Company recorded the related expense of $275,215 as an increase to compensation expense during 1999 and recorded the related liability as an increase in accrued liabilities as of December 31, 1999.

      In accordance with EITF 98-5, the Company recorded approximately $22.9 million relating to the beneficial conversion feature of the Series C and Series D in the first quarter of fiscal 2000 through equal and offsetting adjustments to additional paid-in capital with no net impact on stockholders’ equity, as the preferred stock was convertible immediately on the date of issuance. The beneficial conversion feature was considered in the determination of the Company’s loss per common share amounts. The Company also recorded an additional $412,819 relating to the Series C shares issued to the chief executive officer and a Board member in the first quarter of fiscal 2000. This non-cash charge was reflected through entries to compensation expense and additional paid-in-capital.

(4)  Acquisition

      On September 21, 2000, the Company acquired all of the outstanding shares of stock of Talaria Therapeutics, Inc. (“Talaria”) in exchange for the issuance of 813,008 shares of the Company’s restricted common stock to Talaria stockholders, valued at a price of $9.00 per share. Additionally, the merger agreement provides for the following additional consideration to Talaria stockholders: (i) payment by the Company of up to $6.3 million in cash and/or common stock based on the achievement of four future development milestones; and (ii) payment by the Company of royalties in cash and/or common stock based on net annual sales of large unilamellar vesicles, or LUVs, in North America. The milestones are due upon the enrollment of the first patient in certain future clinical trials and upon each of the filing and approval of a new drug application in the United States. These milestone payments will increase the amount of the purchase price in the period when the milestone is achieved, and the Company will include these additional amounts in goodwill. The royalty payments will be included in cost of sales in the period when the respective sales are recognized. The combined milestone payments and royalties are subject to a maximum aggregate ceiling of $20.0 million.

      The acquisition was accounted for under the purchase method of accounting. In connection with this acquisition, the Company recorded a one-time charge to operations in 2000 of $4.0 million, associated with the write-off of in-process research and development acquired in the transaction that had not reached technological feasibility. The allocation of the purchase price was based on an independent appraisal of the fair values on the closing date. The Company recorded approximately $3.75 million as goodwill, representing the excess of the purchase price over the fair value of net assets acquired. This amount included $265,000 of accrued liabilities related to acquisition costs. The goodwill is being amortized on a straight-line basis over a period of five years. The operating results of Talaria have been included in the consolidated results of operations from the date of the merger.

ESPERION THERAPEUTICS, INC. AND SUBSIDIARIES
(A Company in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The purchase price allocation based on the net assets of Talaria at the closing date is as follows (in thousands):

Net assets (liabilities)	$(168)

In-process research and development	4,000

Goodwill	3,750

Total purchase price	$7,582

      The unaudited pro forma operations for the year ended December 31, 2000 and 1999, set forth below, reports results as if the Company and Talaria had been combined as of the beginning of the year. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results do not include the write-off of in-process research and development, any anticipated cost savings or other effects of the planned integration of the Company and Talaria, and are not necessarily indicative of the results which would have occurred if the business combination had been in effect for the periods presented below, or which may result in the future.

	Pro forma
	Year ended December 31,

In thousands, except per share data	2000	1999

Operating expenses	$27,941	$13,834

Net loss	(29,682)	(13,438)

Basic and diluted net loss per share	$(2.51)	$(5.13)

Shares used in computing basic and diluted net loss per share	11,809,492	2,619,263

(5)  Equity Compensation Plans

2000 Equity Compensation Plan

      In 2000, the Company established the 2000 Equity Compensation Plan (the “2000 Plan”). The 2000 Plan provides for grants of incentive stock options, nonqualified stock options, stock awards and performance units to the Company’s employees, advisors, consultants and non-employee directors.

      The 2000 Plan authorizes the issuance of up to 1,000,000 shares of common stock. No stock awards or performance units have been granted to date under the 2000 Plan. Grants may be made to any of the Company’s employees, members of our board of directors, and consultants and advisors who perform services for us. The exercise price of options will be determined by the compensation committee, and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. Options generally become exercisable over a period of four years from the date of grant, and expire ten years after the grant date. Activity related to stock options under the 2000 Plan is summarized as follows:

Weighted
Average
	Number of	Exercise
	Shares	Price

Outstanding at December 31, 1999	—

Options granted	160,000	$11.53

Options cancelled	—

Options exercised	—

Outstanding at December 31, 2000	160,000	$11.53

ESPERION THERAPEUTICS, INC. AND SUBSIDIARIES
(A Company in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The options outstanding and exercisable at December 31, 2000 are as follows:

			Weighted
		Weighted	Average		Weighted
		Average	Contractual		Average
Price Per	Options	Exercise	Remaining	Options	Exercise
Share	Outstanding	Price	Life	Exercisable	Price

			(years)
$9.00	100,000	$9.00	9.6	6,250	$9.00
$13.75	30,000	$13.75	9.9	0	$13.75
$17.75	30,000	$17.75	9.9	0	$17.75

	160,000			6,250

      As of December 31, 2000, there were 840,000 shares of common stock available for issuance under the 2000 Plan.

1998 Stock Option Plan

      In 1998, the Company established the 1998 Stock Option Plan (the “1998 Plan”) to increase its ability to attract and retain key individuals. Options granted under the 1998 Plan may be either incentive stock options, which are granted at the fair market value of the common stock on the date of grant or higher (as determined under the plan), or nonqualified stock options, which may be granted at less than the fair market value of the common stock on the date of grant. Options are granted at the discretion of the Board of Directors. The maximum number of shares that may be granted under the 1998 Plan is 1,784,575. Options granted generally become exercisable over a period of four years from the date of grant. Outstanding options generally expire nine years after the date of grant.

      Activity related to stock options under the 1998 Plan is summarized as follows:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding at inception (May 18, 1998)	—

Options granted	324,763	$0.15

Options cancelled	—

Options exercised	—

Outstanding at December 31, 1998	324,763	$0.15

Options granted	542,867	$0.29

Options cancelled	—

Options exercised	—

Outstanding at December 31, 1999	867,630	$0.24

Options granted	904,291	$4.86

Options cancelled	(5,104)	$5.40

Options exercised	(333,966)	$0.22

Outstanding at December 31, 2000	1,432,851	$3.14

ESPERION THERAPEUTICS, INC. AND SUBSIDIARIES
(A Company in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The options outstanding and exercisable at December 31, 2000 under the 1998 Plan are as follows:

			Weighted
		Weighted	Average		Weighted
		Average	Contractual		Average
Price Per	Options	Exercise	Remaining	Options	Exercise
Share	Outstanding	Price	Life	Exercisable	Price

$0.14-$0.32	521,562	$0.19	7.1	123,914	$0.19
$2.22-$2.91	381,229	$2.28	8.1	94,628	$2.46
$4.57-$7.59	319,113	$4.71	8.2	58,010	$4.66
$8.90-$18.88	210,947	$9.63	8.6	7,285	$8.94

	1,432,851			283,837

      The options outstanding and exercisable at December 31, 1999 under the 1998 Plan are as follows:

			Weighted
		Weighted	Average		Weighted
		Average	Contractual		Average
Price Per	Options	Exercise	Remaining	Options	Exercise
Share	Outstanding	Price	Life	Exercisable	Price

			(years)
$0.14	260,100	$0.14	7.5	81,281	$0.14
$0.21	586,127	$0.21	8.3	158,952	$0.21
$0.32	5,057	$0.32	8.9	—	$0.32
$2.91	16,346	$2.91	8.7	16,346	$2.91

	867,630			256,579

      As of December 31, 2000, there were 17,758 shares of common stock remaining to be issued under the 1998 Plan.

      Using the intrinsic value method under APB 25, no compensation expense has been recognized in the accompanying consolidated statements of operations for options granted to employees at fair value. Had compensation expense been determined based on the fair value at the date of grant consistent with SFAS No. 123, the reported net loss would have increased to the following pro forma amounts, which may not be representative of that to be expected in future years (in thousands):

	December 31,

	2000	1999	1998

Net loss:

As Reported	$(50,446)	$(10,670)	$(2,143)

Pro Forma	$(51,267)	$(10,688)	$(2,144)

Basic and diluted loss per share:

As Reported	$(4.50)	$(5.91)	$(1.46)

Pro Forma	$(4.57)	$(5.92)	$(1.46)

      The fair value of options was estimated at the date of grant using the Black Scholes Single Option valuation method under SFAS No. 123 with the following assumptions as of December 31, 2000, 1999 and 1998, respectively: weighted average risk free interest rate of 4.98%, 5.32% and 5.33%; dividend yield of 0%; volatility of 130.22%, 0% and 0%; and expected life of options of five years. The weighted-average fair value of options granted during 2000, 1999 and 1998 were $5.08, $0.18 and $0.03 per share, respectively. Option valuation models require the input of highly subjective assumptions. Because changes in subjective input

ESPERION THERAPEUTICS, INC. AND SUBSIDIARIES
(A Company in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assumptions can materially affect the fair value estimate, in management’s opinion, the existing model does not necessarily provide a reliable single measure of the fair value of the Company’s stock options.

     Deferred Stock Compensation

      The Company recorded approximately $2.9 million and $1.1 million of deferred stock compensation in 2000 and 1999, respectively, relating to stock options granted to employees at less than the board of director’s estimate of fair value. These amounts are included as a reduction in stockholders’ equity and are being amortized on a straight-line basis to expense over the related vesting periods. For the year ended December 31, 2000 and 1999, the Company recorded deferred stock compensation amortization of approximately $1.0 million and $279,000, respectively, which is included in operating expenses.

     Employee Stock Purchase Plan

      The Company’s Employee Stock Purchase Plan (the “Purchase Plan”) was approved by the Company’s Board of Directors in 2000. A total of 500,000 shares of common stock have been reserved for issuance under the Purchase Plan. The Purchase Plan provides that the Company will sell shares to employees who elect to participate in the Purchase Plan at a price equal to 85% of the lesser of the fair market value of the common stock on the first trading day of an offering period or the last trading day of such offering period.

      Under the Purchase Plan, the Company issued 6,042 shares of common stock in 2000 to various employees. These shares were issued with a weighted average price per share of $9.14. As of December 31, 2000, there were 493,958 shares of common stock remaining to be issued under the Purchase Plan.

(6)  Income Taxes

      As of December 31, 2000 and 1999, the Company had net operating loss carryforwards of approximately $25.2 million and $9.8 million, respectively. These net operating loss carryforwards begin to expire in 2018 through 2020. Additionally, utilization of net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code. These and other deferred income tax assets are fully reserved by a valuation allowance as management has determined that it is more likely than not that the deferred tax assets will not be realized.

      The effective tax rate of zero differs from the statutory rate primarily due to providing a valuation allowance against deferred tax assets.

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting and the amount used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,

	2000	1999	1998

Start-up costs	$3,230	$191	$191

Net operating loss carryforward	8,555	3,317	527

Asset basis differences	50	(150)	—

Less — Valuation allowance	(11,835)	(3,358)	(718)

	$—	$—	$—

ESPERION THERAPEUTICS, INC. AND SUBSIDIARIES
(A Company in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)  Commitments and Contingencies

Lease Commitments

      The Company leases its office space under operating leases which expire at various dates through December 2003. Total rent expense under all leases was approximately $505,000, $386,000 and $124,000 in 2000, 1999 and 1998, respectively. Future minimum payments under noncancellable operating leases at December 31, 2000, are as follows (in thousands):

2001	$596

2002	382

2003	360

$1,338

License Agreements

      In June 1998 and March 1999, the Company entered into license agreements with separate pharmaceutical companies for different product candidates (the “1998 Agreement” and the “1999 Agreement,” respectively). The Company paid initial license fees of $750,000 under the 1998 Agreement and $250,000 under the 1999 Agreement and these amounts were charged to operations and included in research and development expenses.

      In September 1999, the Company entered into a license agreement with a group of inventors for a series of product candidates. The initial license fee of $50,000 is included in accrued liabilities as of December 31, 1999 and was charged to research and development expenses.

      In February 2000, the Company entered into a license agreement with a European entity for a new product candidate. The Company made an initial license payment of $25,000 and may be obligated to make royalty payments on future sales.

      In September 2000, the Company acquired all of the outstanding shares of stock of Talaria. The Company may be obligated to make payments upon reaching certain milestones as discussed in Note 4.

      In connection with the above agreements, the Company may be obligated to make various milestone and future royalty payments, as defined in the agreements, up to an aggregate amount of $29.2 million, not including royalty payments on future sales. At the present time, the Company can give no assurances as to the likelihood that such future milestones will be achieved.

Purchase Commitment

      On November 23, 1999, the Company entered into an agreement with a scientific instrument manufacturer to purchase a specialized piece of equipment. The Company is obligated to pay a total of $1,000,000 for the equipment. As of December 31, 2000 the equipment has not been received, however, a deposit of $450,000 was paid and is included in deposits and other assets in the accompanying consolidated balance sheet. No liability or expense was recorded in 2000 or 1999 relating to this purchase commitment.

Contingent repurchase of stock

      The Company may be required to repurchase approximately 47,000 shares of common stock sold to certain employees and others under the Company’s directed share program. The Company believes that the maximum liability arising from this repurchase would be approximately $423,000 plus interest. A liability has not been recorded in the financial statements as management believes that the potential repurchase of these shares is not likely.

ESPERION THERAPEUTICS, INC. AND SUBSIDIARIES
(A Company in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Benefit Plan

      The Company maintains a 401(k) plan covering substantially all of its employees in the United States. At the discretion of the Board of Directors, the Company may make matching contributions on behalf of all participants who have elected to make deferrals to the 401(k) plan. No matching contributions have been made since inception.

(8)  Long-Term Debt

      In December 2000, the Company entered into an equipment loan facility with a bank whereby the Company may borrow up to $2.5 million for equipment purchases. Borrowings under the facility are collateralized by the related equipment, are payable in equal monthly principal payments over 42 months, and bear a reasonable rate of interest. As of December 31, 2000, the Company had outstanding borrowings under this facility of $775,000 at an interest rate of 12%.

      In April 1999, the Company entered into an equipment loan facility with a bank whereby the Company may borrow up to $1.5 million for equipment purchases. Borrowings under the facility are collateralized by the related equipment, bear interest at the bank’s prime rate (9.5% and 8.5% at December 31, 2000 and 1999, respectively) plus 1%, and are payable in equal monthly principal payments over 36 months. As of December 31, 2000 and 1999, outstanding borrowings under this facility were $743,000 and $1.2 million respectively. The loan facility subjects the Company to various financial covenants which, among other restrictions, requires the Company to maintain certain minimum levels of tangible net worth and liquidity. Management has determined that the Company is in compliance with these covenants at December 31, 2000 and 1999.

      The Company has a credit facility, totalling 50 million Swedish kronor (approximately $5.3 million and $5.9 million at December 31, 2000 and 1999, respectively), with a Swedish entity that may only be used to finance the development of a certain product candidate. If a related product is not developed or does not succeed in the market, as defined under that credit facility, the Company’s obligation to repay the loan may be forgiven. Borrowings under the loan agreement bear interest at 17.0% of which 9.5% is payable quarterly. The remaining 7.5% of interest along with principal are payable in five equal annual installments starting December 30, 2004. The Company made a draw on the loan facility of 13 million Swedish kronor in December 1999 and 6.5 million Swedish kronor in August 2000. This outstanding principal balance has been classified as long-term debt. Management has determined that the carrying value of the debt approximates fair value in accordance with SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” Management’s estimate of fair value is determined by reference to various market data for comparable financial instruments, requires considerable judgment by management, and is not necessarily indicative of the amounts that could be realized in a current market exchange.

      As of December 31, 2000, maturities of long-term debt are as follows (in thousands):

2001	$673

2002	466

2003	246

2004	575

2005	441

Thereafter	1,323

3,724

Less — current portion	(697)

$3,027

ESPERION THERAPEUTICS, INC. AND SUBSIDIARIES
(A Company in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)  Related Party Transactions

      Certain stockholders have provided consulting and other professional services to the Company. Total expense for these services was $423,000 in 2000, $236,000 in 1999 and $108,000 in 1998, respectively. At December 31, 2000 and 1999, amounts due to related parties totaled $151,000 and $42,000, respectively, and are classified as accounts payable or accrued liabilities in the accompanying consolidated balance sheets.

(10) Subsequent Event

      In January 2001, the Company achieved the first milestone under certain licensing agreements totaling $850,000. This liability will be settled through the payment of $100,000 and the issuance of approximately 58,600 shares of common stock.

(11) Quarterly Results of Operations (Unaudited)

      The following table summarized selected unaudited quarterly financial information for 2000 and 1999. The Company believes that all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included in the selected quarterly information (in thousands, except for per share data).

	Three Months Ended				Year Ended

	March 31,	June 30,	September 30,	December 31,	December 31,
	2000	2000	2000	2000	2000

Operating expense	$5,069	$6,823	$11,375	$6,735	$30,002

Operating loss	(5,069)	(6,823)	(11,375)	(6,735)	(30,002)

Net loss	(4,693)	(6,514)	(10,804)	(5,565)	(27,576)

Basic and diluted net loss per common share	$(13.91)	$(2.95)	$(0.74)	$(0.22)	$(4.50)

	Three Months Ended				Year Ended

	March 31,	June 30,	September 30,	December 31,	December 31,
	1999	1999	1999	1999	1999

Operating expense	$1,585	$2,985	$3,009	$3,423	$11,002

Operating loss	(1,585)	(2,985)	(3,009)	(3,423)	(11,002)

Net loss	(1,450)	(2,886)	(2,923)	(3,411)	(10,670)

Basic and diluted net loss per common share	$(0.85)	$(1.68)	$(1.51)	$(1.76)	$(2.45)

ESPERION THERAPEUTICS, INC. AND SUBSIDIARIES
(A Company in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Items 10, 11, 12 and 13.  Directors and Executive Officers of the Registrant; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management; Certain Relationships and Related Transactions

      The information called for by Part III (Items 10, 11, 12 and 13) is incorporated by reference from the Company’s definitive Proxy Statement to be filed in connection with its 2001 Annual Meeting of Stockholders, except that the information regarding the Company’s executive officers called for by Item 401(b) of Regulation S-K pursuant to Item 10 has been included in Part I of this report and the information called for by Items 402(k) and 402(l) of Regulation S-K pursuant to Item 11 is not incorporated by reference.

PART IV

Item 14.	Exhibits Financial Statement Schedules and Reports on Form 10-K

      (a)  Financial Statements

      1.  These financial statements are set forth in Item 8.

      2. No financial statement schedules are required.

      (b)  Reports on Form 8-K

      The Company filed a Form 8-K on October 6, 2000, as amended on November 22, 2000, reporting under Item 2 the acquisition of Talaria Therapeutics, Inc. and filing the required historical financial statements and pro forma financial information under Item 7.

      (c)  Exhibits

Number	Exhibit

2.1†	Agreement and Plan of Merger and Reorganization by and among Esperion Therapeutics, Inc., Esperion Mergerco, Inc. and Talaria Therapeutics, Inc. dated as of September 21, 2000. Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed October 6, 2000.
2.2†	Indemnification, Escrow and Participation Agreement by and among Esperion Therapeutics, Inc., the stockholders of Talaria Therapeutics, Inc., Rock Hill Ventures, Inc. and Sills Cummis Radin Tischman Epstein & Gross dated as of September 21, 2000. Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed October 6, 2000.
2.3	Non-Competition Agreement by and among Esperion Therapeutics, Inc. Esperion Mergerco, Inc. and certain Talaria Parties dated as of September 21, 2000. Incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed October 6, 2000.
3.3	Fifth Amended and Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000.
3.4	Amended and Restated Bylaws of the Company. Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000.
4.1	Form of Common Stock Certificate of the Company. Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-31032) filed on August 4, 2000.
10.1	Esperion Therapeutics, Inc. 1998 Stock Option Plan. Incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-31032) filed on July 10, 2000.
10.2†	Collaboration and License Agreement between Esperion Therapeutics, Inc. and Pharmacia & Upjohn AB dated June 24, 1998. Incorporated by reference to Exhibit 10.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-31032) filed on August 9, 2000.
10.3†	License Agreement among Esperion therapeutics, Inc., Jean-Louis Dasseux as the Inventors’ Representative and the Inventors named therein dated September 15, 1999. Incorporated by reference to Exhibit 10.3 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-31032) filed on August 9, 2000.
10.4†	License Agreement between Inex Pharmaceuticals Corporation and Esperion Therapeutics, Inc. dated March 16, 1999. Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-31032) filed on February 24, 2000.

Number	Exhibit

10.5	Letter Agreement among Esperion Therapeutics, Inc., Inex Pharmaceuticals Corporation and the University of British Columbia dated March 12, 1999. Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-31032) filed on February 24, 2000.
10.6	License Agreement between Esperion Therapeutics, Inc. and Region Wallonne dated February 17, 2000. Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-31032) filed on February 24, 2000.
10.7	Lease between Esperion Therapeutics, Inc. and State-94 Limited Partnership dated November 30, 1998, as amended. Incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-31032) filed on July 10, 2000.
10.8	Lease between Esperion Therapeutics, Inc. and Maxey, LLC dated January 4, 1999. Incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-31032) filed on July 10, 2000.
10.9	Loan and Security Agreement between Silicon Valley Bank, doing business as Silicon Valley East, and Esperion Therapeutics, Inc., dated March 31, 1999. Incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-31032) filed on July 10, 2000.
10.10	2000 Equity Compensation Plan. Incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-31032) filed on July 10, 2000.
10.11	Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-31032) filed on July 10, 2000.
10.12	Loan Agreement between Stiftelson Industrifonden and Esperion Therapeutics, Inc. dated May 19, 1999. Incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-31032) filed on July 10, 2000.
10.13	Investors’ Rights Agreement among Esperion Therapeutics, Inc. and the parties set forth therein dated July 6, 1998. Incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-31032) filed on July 10, 2000.
10.14	Amendment No. 1 to the Investors’ Rights Agreement among Esperion Therapeutics, Inc. and the parties set forth therein dated August 11, 1998. Incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-31032) filed on July 10, 2000.
10.15	Amendment No. 2 to the Investors’ Rights Agreement among Esperion Therapeutics, Inc. and the parties set forth therein dated January 7, 2000. Incorporated by reference to Exhibit 10.15 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-31032) filed on July 10, 2000.
10.16	Amendment No. 3 to the Investors’ Rights Agreement among Esperion Therapeutics, Inc. and the parties set forth therein dated February 22, 2000. Incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-31032) filed on July 10, 2000.
10.17	Restricted Stock Purchase Agreement between Esperion Therapeutics, Inc. and Roger S. Newton dated July 6, 1998. Incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-31032) filed on July 10, 2000.

Number	Exhibit

10.18	Advisory Relationship letter between Scheer & Company, Inc. and Esperion Therapeutics, Inc. dated March 31, 1999. Incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-31032) filed on July 10, 2000.
10.19	Consulting Agreement between Anders Wiklund and Esperion Therapeutics, Inc. dated August 12, 1998. Incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-31032) filed on July 10, 2000.
10.23	Form of Restricted Stock Purchase Agreement. Incorporated by reference to Exhibit 10.23 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-31032) filed on August 4, 2000.
10.24	Form of Promissory Note. Incorporated by reference to Exhibit 10.24 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-31032) filed on August 4, 2000.
10.25	Form of Stock Pledge Agreement. Incorporated by reference to Exhibit 10.25 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-31032) filed on July 10, 2000.
10.27	Third Amendment to Lease between Esperion Therapeutics, Inc. and State-94 Limited Partnership dated December 20, 2000.
10.28	Lease Extension between Esperion Therapeutics, Inc. and Maxey, LLC dated December 20, 2000.
10.29@	Amendment to License Agreement between Esperion Therapeutics, Inc. and Inex Pharmaceuticals Corp. dated October 23, 2000.
21.1	Subsidiaries of Esperion Therapeutics, Inc.
23.1	Consent of Arthur Andersen LLP.
24.1	Power of Attorney (included on signature page).

†	Confidential treatment granted with respect to portions of this Exhibit.

@	Confidential treatment requested with respect to portions of this Exhibit.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Ann Arbor, Michigan on March 30, 2001.

ESPERION THERAPEUTICS, INC.

By:	/s/ ROGER S. NEWTON

Roger S. Newton
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated on the 30th day of March, 2001. Each person whose individual signature appears below hereby authorizes Roger S. Newton, Timothy M. Mayleben and any other person appointed as attorney-in-fact, or any of them, to execute in the name of each such person and to file any amendment to this Annual Report, and appoints Roger S. Newton, Timothy M. Mayleben and any other person appointed as attorney-in-fact, or any of them, on his or her behalf individually and in each capacity stated below and to file any amendments to this Annual Report.

Signature	Title

/s/ ROGER S. NEWTON Roger S. Newton	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ TIMOTHY M. MAYLEBEN Timothy M. Mayleben	Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ FRANK E. THOMAS Frank E. Thomas	Director of Finance, Controller (Principal Accounting Officer)

/s/ DAVID I. SCHEER David I. Scheer	Chairman

/s/ ANDERS P. WIKLUND Anders P. Wiklund	Director

/s/ CHRISTOPHER MOLLER Christopher Moller	Director

/s/ EILEEN M. MORE Eileen M. More	Director

/s/ SETH A. RUDNICK Seth A. Rudnick	Director

INDEX TO EXHIBITS

Number	Exhibit

2.1†	Agreement and Plan of Merger and Reorganization by and among Esperion Therapeutics, Inc., Esperion Mergerco, Inc. and Talaria Therapeutics, Inc. dated as of September 21, 2000. Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed October 6, 2000.
2.2†	Indemnification, Escrow and Participation Agreement by and among Esperion Therapeutics, Inc., the stockholders of Talaria Therapeutics, Inc., Rock Hill Ventures, Inc. and Sills Cummis Radin Tischman Epstein & Gross dated as of September 21, 2000. Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed October 6, 2000.
2.3	Non-Competition Agreement by and among Esperion Therapeutics, Inc. Esperion Mergerco, Inc. and certain Talaria Parties dated as of September 21, 2000. Incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed October 6, 2000.
3.3	Fifth Amended and Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000.
3.4	Amended and Restated Bylaws of the Company. Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000.
4.1	Form of Common Stock Certificate of the Company. Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-31032) filed on August 4, 2000.
10.1	Esperion Therapeutics, Inc. 1998 Stock Option Plan. Incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-31032) filed on July 10, 2000.
10.2†	Collaboration and License Agreement between Esperion Therapeutics, Inc. and Pharmacia & Upjohn AB dated June 24, 1998. Incorporated by reference to Exhibit 10.2 to Amendment No. 3 to the Company’s Registration Statement non Form S-1 (Reg. No. 333-31032) filed on August 9, 2000.
10.3†	License Agreement among Esperion therapeutics, Inc., Jean-Louis Dasseux as the Inventors’ Representative and the Inventors named therein dated September 15, 1999. Incorporated by reference to Exhibit 10.3 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-31032) filed on August 9, 2000.
10.4†	License Agreement between Inex Pharmaceuticals Corporation and Esperion Therapeutics, Inc. dated March 16, 1999. Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-31032) filed on February 24, 2000.
10.5	Letter Agreement among Esperion Therapeutics, Inc., Inex Pharmaceuticals Corporation and the University of British Columbia dated March 12, 1999. Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-31032) filed on February 24, 2000.
10.6	License Agreement between Esperion Therapeutics, Inc. and Region Wallonne dated February 17, 2000. Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-31032) filed on February 24, 2000.
10.7	Lease between Esperion Therapeutics, Inc. and State-94 Limited Partnership dated November 30, 1998, as amended. Incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-31032) filed on July 10, 2000.

Number	Exhibit

10.8	Lease between Esperion Therapeutics, Inc. and Maxey, LLC dated January 4, 1999. Incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-31032) filed on July 10, 2000.
10.9	Loan and Security Agreement between Silicon Valley Bank, doing business as Silicon Valley East, and Esperion Therapeutics, Inc., dated March 31, 1999. Incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-31032) filed on July 10, 2000.
10.10	2000 Equity Compensation Plan. Incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-31032) filed on July 10, 2000.
10.11	Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-31032) filed on July 10, 2000.
10.12	Loan Agreement between Stiftelson Industrifonden and Esperion Therapeutics, Inc. dated May 19, 1999. Incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-31032) filed on July 10, 2000.
10.13	Investors’ Rights Agreement among Esperion Therapeutics, Inc. and the parties set forth therein dated July 6, 1998. Incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-31032) filed on July 10, 2000.
10.14	Amendment No. 1 to the Investors’ Rights Agreement among Esperion Therapeutics, Inc. and the parties set forth therein dated August 11, 1998. Incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-31032) filed on July 10, 2000.
10.15	Amendment No. 2 to the Investors’ Rights Agreement among Esperion Therapeutics, Inc. and the parties set forth therein dated January 7, 2000. Incorporated by reference to Exhibit 10.15 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-31032) filed on July 10, 2000.
10.16	Amendment No. 3 to the Investors’ Rights Agreement among Esperion Therapeutics, Inc. and the parties set forth therein dated February 22, 2000. Incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-31032) filed on July 10, 2000.
10.17	Restricted Stock Purchase Agreement between Esperion Therapeutics, Inc. and Roger S. Newton dated July 6, 1998. Incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-31032) filed on July 10, 2000.
10.18	Advisory Relationship letter between Scheer & Company, Inc. and Esperion Therapeutics, Inc. dated March 31, 1999. Incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-31032) filed on July 10, 2000.
10.19	Consulting Agreement between Anders Wiklund and Esperion Therapeutics, Inc. dated August 12, 1998. Incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-31032) filed on July 10, 2000.
10.23	Form of Restricted Stock Purchase Agreement. Incorporated by reference to Exhibit 10.23 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-31032) filed on August 4, 2000.
10.24	Form of Promissory Note. Incorporated by reference to Exhibit 10.24 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-31032) filed on August 4, 2000.

Number	Exhibit

10.25	Form of Stock Pledge Agreement. Incorporated by reference to Exhibit 10.25 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-31032) filed on July 10, 2000.
10.27	Third Amendment to Lease between Esperion Therapeutics, Inc. and State-94 Limited Partnership dated December 20, 2000.
10.28	Lease Extension between Esperion Therapeutics, Inc. and Maxey, LLC dated December 20, 2000.
10.29@	Amendment to License Agreement between Esperion Therapeutics, Inc. and Inex Pharmaceuticals Corp. dated October 23, 2000.
21.1	Subsidiaries of Esperion Therapeutics, Inc.
23.1	Consent of Arthur Andersen LLP.
24.1	Power of Attorney (included on signature page).

†	Confidential treatment granted with respect to portions of this Exhibit.

@	Confidential treatment requested with respect to portions of this Exhibit.