Form 10-Q
period 2001-03-31
ESPERION THERAPEUTICS INC/MI
filed 2001-05-11
CIK 1066745

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended:  MARCH 31, 2001

         OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from ____________ to ____________


                        Commission file number: 001-16033



                           ESPERION THERAPEUTICS, INC.
             (Exact name of registrant as specified in its charter)



        DELAWARE                                          38-3419139
(State of incorporation)                       (IRS Employer Identification No.)


                       3621 S. STATE STREET, 695 KMS PLACE
                               ANN ARBOR, MI 48108
                                 (734) 332-0506
             (Address of principal executive offices, including zip
                code, and telephone number, including area code)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                [X] Yes                         [ ] No



       The number of outstanding shares of the Registrant's common stock, as of May 1, 2001, was 25,936,075.

                           ESPERION THERAPEUTICS, INC.

                                    FORM 10-Q
                                TABLE OF CONTENTS


                                                                                                             PAGE
                                                                                                             ----
PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

               Condensed Consolidated Balance Sheets as of March 31, 2001 and                                   3
                  December 31, 2000.................................................................

               Condensed Consolidated Statements of Operations for the Three Months Ended March 31,
                  2001 and 2000, and the period from inception to March 31, 2001....................            4

               Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31,
                  2001 and 2000, and the period from inception to March 31, 2001....................            5

               Notes to Condensed Consolidated Financial Statements.................................            6

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....            8

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk...............................           12

PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings........................................................................           13

  Item 2.  Changes in Securities and Use of Proceeds................................................           13

  Item 3.  Defaults Upon Senior Securities..........................................................           13

  Item 4.  Submission of Matters to a Vote of Security Holders......................................           13

  Item 5.  Other Information........................................................................           13

  Item 6.  Exhibits and Reports on Form 8-K.........................................................           14

SIGNATURES..........................................................................................           15

INDEX TO EXHIBITS...................................................................................           16

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS




                  ESPERION THERAPEUTICS, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               MARCH 31,       DECEMBER 31,
   in thousands                                                                  2001              2000
================================================================================================================
   ASSETS:                                                                    (UNAUDITED)
   Current assets:
     Cash and cash equivalents                                                     $64,661           $70,228
     Prepaid expenses and other                                                        826             1,112
----------------------------------------------------------------------------------------------------------------
       Total current assets                                                         65,487            71,340
----------------------------------------------------------------------------------------------------------------
   Furniture and equipment, net                                                      2,620             2,503
   Goodwill, net                                                                     3,737             3,500
   Deposits and other assets                                                           552               534
----------------------------------------------------------------------------------------------------------------
   Total assets                                                                    $72,396           $77,877
================================================================================================================

   LIABILITIES AND STOCKHOLDERS' EQUITY:
   Current liabilities:
     Current portion of long-term debt                                                $697              $697
     Accounts payable                                                                2,525             3,936
     Accrued liabilities                                                             3,443             2,526
----------------------------------------------------------------------------------------------------------------
       Total current liabilities                                                     6,665             7,159
----------------------------------------------------------------------------------------------------------------
   Long-term debt, less current portion                                              3,307             3,027
   Stockholders' equity:
     Common stock                                                                       26                26
     Additional paid-in capital                                                    111,164           110,650
     Notes receivable                                                                  (46)              (67)
     Accumulated deficit during the development stage                              (46,370)          (40,389)
     Deferred stock compensation                                                    (2,520)           (2,774)
     Accumulated other comprehensive income                                            170               245
----------------------------------------------------------------------------------------------------------------
       Total stockholders' equity                                                   62,424            67,691
----------------------------------------------------------------------------------------------------------------
   Total liabilities and stockholders' equity                                      $72,396           $77,877
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

                  ESPERION THERAPEUTICS, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                  THREE MONTHS ENDED
                                                                        MARCH 31,              INCEPTION TO
                                                           ---------------------------------     MARCH 31,
   in thousands except share and per share data                   2001            2000             2001
=====================================================================================================================
   Operating expenses:
     Research and development                                        $5,604          $3,856         $37,800
     General and administrative                                       1,100             951           6,752
     Deferred stock amortization                                        254             262           1,547
     Goodwill amortization                                              210               0             460
     Purchased in-process research and development                        0               0           4,000
---------------------------------------------------------------------------------------------------------------------
       Total operating expenses                                       7,168           5,069          50,559
---------------------------------------------------------------------------------------------------------------------
   Operating loss                                                    (7,168)         (5,069)        (50,559)
---------------------------------------------------------------------------------------------------------------------
   Other income (expense):
     Interest income                                                    962             351           4,265
     Interest expense                                                  (123)           (129)           (623)
     Other, net                                                         348             154             547
---------------------------------------------------------------------------------------------------------------------
       Total other income                                             1,187             376           4,189
---------------------------------------------------------------------------------------------------------------------
   Loss before income taxes                                          (5,981)         (4,693)        (46,370)
   Provision for income taxes                                             0               0               0
---------------------------------------------------------------------------------------------------------------------
   Net loss                                                          (5,981)         (4,693)        (46,370)
   Beneficial conversion feature on preferred stock                       0         (22,870)        (22,870)
---------------------------------------------------------------------------------------------------------------------
   Net loss attributable to common stockholders                     ($5,981)       ($27,563)       ($69,240)
=====================================================================================================================

   Basic and diluted net loss per common share                       ($0.23)        ($13.91)
                                                              =================================
   Weighted average common shares                                25,898,639       1,980,933
                                                              =================================
   Pro forma basic and diluted net loss per share                                    ($1.64)
                                                                            ===================
   Pro forma weighted average common shares                                      16,836,802
                                                                            ===================

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                  ESPERION THERAPEUTICS, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,               INCEPTION TO
                                                            -----------------------------------    MARCH 31,
   in thousands                                                   2001              2000             2001
==================================================================================================================
   Cash flows from operating activities:
     Net loss                                                       ($5,981)          ($4,693)        ($46,370)
     Adjustments to reconcile net loss to net cash
      used in operating activities:
       Purchased in-process research and development                      0                 0            4,000
       Depreciation and amortization                                    715               405            3,516
       Stock-based compensation expense                                   0               413              688
       Decrease in notes receivable                                      21                 8               80
       Loss on sale of furniture and equipment                           24                 0               24
       Non-cash interest included in long-term debt                      40                36              200
       Changes in assets and liabilities:
         Prepaid expenses and other                                    (179)             (276)          (1,573)
         Other assets                                                   (20)                0             (105)
         Accounts payable                                            (1,268)             (387)           2,746
         Accrued liabilities                                          1,008               142            3,423
------------------------------------------------------------------------------------------------------------------
            Net cash used in operating activities                    (5,640)           (4,352)         (33,371)
------------------------------------------------------------------------------------------------------------------
   Cash flows from investing activities:
     Purchases of furniture and equipment                              (405)             (124)          (4,173)
     Deposit on furniture and equipment                                   0              (450)            (450)
     Acquisition of Talaria Therapeutics, Inc.                            0                 0             (233)
------------------------------------------------------------------------------------------------------------------
            Net cash used in investing activities                      (405)             (574)          (4,856)
------------------------------------------------------------------------------------------------------------------
   Cash flows from financing activities:
     Net proceeds from issuance of convertible preferred stock            0            26,871           42,200
     Net proceeds from initial public offering                            0                 0           56,153
     Proceeds from the issuance of common stock                          67                48              192
     Proceeds from long-term debt                                       625                 0            5,141
     Repayments of long-term debt                                      (170)             (196)            (936)
------------------------------------------------------------------------------------------------------------------
            Net cash provided by financing activities                   522            26,723          102,750
------------------------------------------------------------------------------------------------------------------
   Effect of exchange rate changes on cash                              (44)               (3)             138
------------------------------------------------------------------------------------------------------------------
   Net increase (decrease) in cash and cash equivalents              (5,567)           21,794           64,661
   Cash and cash equivalents at beginning of period                  70,228             5,904                0
------------------------------------------------------------------------------------------------------------------
   Cash and cash equivalents at end of period                       $64,661           $27,698          $64,661
==================================================================================================================
   Supplemental disclosures of cash flow information:
   Cash paid during the period for:
       Interest                                                         $84               $66
       Income taxes                                                      $0                $0
=================================================================================================


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                  ESPERION THERAPEUTICS, INC. AND SUBSIDIARIES
     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


(1) - BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements include the accounts of Esperion Therapeutics, Inc. ("Esperion" or the "Company") and its subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The Company believes that all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2000.

    Operating results for the three-month periods ended March 31, 2001 and 2000 are not necessarily indicative of the results that may be expected for the full year.


(2) - MILESTONE PAYMENTS

    During the three months ended March 31, 2001, the Company achieved the first of four development milestones under a merger agreement with Talaria Therapeutics, Inc. ("Talaria") related to the Company's development of large unilamellar vesicles, or LUV. This milestone payment was settled through the issuance of approximately 58,600 shares of restricted common stock with an aggregate value of $447,000. This milestone payment was accounted for as an increase in the purchase price of Talaria and added to goodwill in the three months ended March 31, 2001. The goodwill is being amortized on a straight-line basis over a period of five years.

    During the three months ended March 31, 2001, the Company achieved the first milestone under a sub-license agreement with Inex Pharmaceuticals Corp., or Inex, related to the Company's development of LUV. The milestone payment of $100,000 was made during the quarter ended March 31, 2001.


(3) - COMPREHENSIVE LOSS

    Comprehensive loss is the total of net loss and all other non-owner changes in equity. Total comprehensive loss was $6,056,000 and $30,391,000 for the three month periods ended March 31, 2001 and 2000, respectively. The difference between net loss, as reported in the accompanying condensed consolidated statements of operations, and comprehensive loss is the foreign currency translation adjustment for the respective periods.


(4) - BASIC, DILUTED AND PRO FORMA LOSS PER SHARE

    Basic and diluted net loss per share amounts have been calculated using the weighted average number of shares of common stock outstanding during the respective periods. For the three months ended March 31, 2001 and 2000, options for the purchase of 638,519 and 730,285 shares of common stock, respectively, were not included in the calculation of diluted loss per share as doing so would have been anti-dilutive.

    Pro forma basic and diluted net loss per share includes the shares used in computing basic and diluted net loss per share and the assumed conversion of all outstanding shares of preferred stock from the original date of issuance.

                  ESPERION THERAPEUTICS, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


    The following table presents the calculation of pro forma basic and diluted net loss per share:


                                                         THREE MONTHS
                                                             ENDED
                                                        MARCH 31, 2000
=========================================================================
Net loss attributable to common stockholders...........   $ (27,563,000)
                                                       ==================

Shares used in computing basic and diluted net loss
     per share.........................................       1,980,933
Pro forma adjustment to reflect assumed conversion of
     Series A and Series B preferred stock from the
     date of issuance..................................       7,586,244
Pro forma adjustment to reflect assumed conversion of
     Series C and Series D preferred stock from the
     date of issuance..................................       7,269,625
                                                       ------------------
Shares used in computing pro forma basic and diluted
     net loss per share................................      16,836,802
                                                       ==================

Pro forma basic and diluted net loss per share ........   $       (1.64)
                                                       ==================

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

(5) - COMMITMENTS AND CONTINGENCIES

Contingent repurchase of stock

    The Company may be required to repurchase approximately 47,000 shares of common stock that were sold to certain employees and others under the Company's directed share program as part of the initial public offering. The Company believes that the maximum liability arising from this repurchase would be approximately $423,000 plus interest. A liability has not been recorded in the financial statements, as management believes that the potential repurchase of these shares is not likely.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion provides an analysis of the Company's condensed financial condition and results of operations, and should be read in conjunction with the Company's consolidated financial statements and the notes included in
Item 1 of this Form 10-Q.

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

    The following Management's Discussion and Analysis of Financial Condition and Results of Operations as well as information contained elsewhere in this report contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are often identified by words such as "may," "believe," "anticipate," "planned," "expect," "require," "intend," "assume," and similar expressions. Our forward-looking statements involve uncertainties and other factors that may cause our actual results, performance or achievements to be far different from those suggested by our forward-looking statements. These factors include, but are not limited to, risks associated with the development of our product candidates, including regulatory approval; dependence on clinical research organizations, license arrangements and other strategic relationships with third parties for the research, development, manufacturing and commercialization of our products; dependence on patents and proprietary rights; procurement, maintenance, enforcement and defense of the Company's patents and proprietary rights; risks related to manufacturing; risks associated with the timing and acceptance of new products by the Company or its competitors; competitive conditions in the industry; business cycles affecting the markets in which the Company's products are sold; extraordinary events, such as litigation; risks inherent in seeking and consummating acquisitions, including the diversion of management attention to the assimilation of the operations and personnel of the acquired business; risks relating to the timing of the Company's financing needs; fluctuations in foreign exchange rates; and economic conditions generally or in various geographic areas. All of the foregoing factors are difficult to forecast. More detailed information about these and other factors is set forth in our other filings with the Securities and Exchange Commission. We do not intend to publicly update or revise any forward-looking statements to reflect new information or future events or circumstances.

OVERVIEW

Background

    We have devoted substantially all of our resources since we began our operations in May 1998 to the research and development of pharmaceutical product candidates for cardiovascular and metabolic diseases. We are a development stage pharmaceutical company and have not generated any revenues from product sales. We have not been profitable and have incurred a cumulative net loss of approximately $46.4 million from inception through March 31, 2001. These losses have resulted principally from costs incurred in research and development activities, and general and administrative expenses. We expect to incur significant additional operating losses for at least the next several years and until such time as we generate sufficient revenue to offset expenses. Research and development costs relating to product candidates will continue to increase. We expect to have increasing manufacturing, sales and marketing costs as we prepare for the commercialization of our products.

RESULTS OF OPERATIONS

   OPERATING EXPENSES
                                               THREE MONTHS ENDED MARCH 31,
                                       -----------------------------------------
   dollars in thousands                   2001          2000        % CHANGE
================================================================================
   Research and development                 $5,604        $3,856        45.3%
    % of total                               78.2%         76.0%

   General and administrative               $1,100          $951        15.7%
    % of total                               15.3%         18.8%

   Deferred stock amortization                $254          $262        -3.1%
    % of total                                3.6%          5.2%

   Goodwill amortization                      $210            $0      ***
    % of total                                2.9%          0.0%

Three Months Ended March 31, 2001 and 2000

    Research and Development Expenses. Research and development expenses include all payroll costs and payments to third parties attributable to research and development activities, milestone payments under certain license agreements, and an allocation of overhead expenses incurred by the Company. Research and development expenses increased to approximately $5.6 million for the three months ended March 31, 2001 compared to approximately $3.9 million for the three months ended March 31, 2000. This 45.3% increase is primarily due to the costs associated with developing our product candidates, including the costs of running our current AIM and LUV clinical trials as well as manufacturing costs in preparation for upcoming additional clinical trials.

    General and Administrative Expenses. General and administrative expenses included the cost of salaries, employee benefits, and other payroll costs associated with the Company's finance, accounting, human resources, legal, administrative and executive management functions. General and administrative expenses also included an allocation of overhead expenses incurred by the Company. General and administrative expenses increased to approximately $1.1 million for the three months ended March 31, 2001 compared to approximately $951,000 for the three months ended March 31, 2000. This 15.7% increase resulted from certain expenses related to the Company's first annual reporting cycle as a public company.

    Deferred Stock Amortization. Deferred stock amortization relates to the amortization of deferred costs for stock options granted prior to the Company's initial public offering. These costs are being amortized over the vesting period of the underlying options, generally four years. Deferred stock amortization was approximately $254,000 for the three months ended March 31, 2001 compared to approximately $262,000 for the three months ended March 31, 2000. We expect this amortization expense to begin to decline in 2003 and end in 2004.

    Goodwill Amortization. Goodwill amortization includes the amortization of purchase price in excess of net assets on the Company's acquisition of Talaria and the milestone payments made to date. The Company is amortizing this goodwill over five years, which represents the period estimated to be benefited from the acquisition, after considering such factors as product development timelines, revenue potential, competition and patent life.

    Other Income, Net. Other income, net consists of interest income (expense), foreign currency transaction gain (loss) and loss on the disposal of property and equipment. Interest income increased to approximately $962,000 for the three months ended March 31, 2001 compared to approximately $351,000 for the three months ended March 31, 2000. The increase is attributable to higher levels of cash and cash equivalents available for investment in 2001 as a result of the Company's initial public offering. Interest expense for the three months ended March 31, 2001 and 2000 was approximately $123,000 and $129,000, respectively, and represents interest incurred on equipment financing facilities and a special project loan. During the three months ended March 31, 2001 and 2000, we recorded approximately $373,000 and $154,000, respectively, of foreign currency transaction gains on transactions denominated in various currencies of European countries.

    Net Loss. The net loss was approximately $6.0 million for the three months ended March 31, 2001 compared to approximately $4.7 million for the three months ended March 31, 2000. The increase reflects increases in research and development expenses as well as increases in general and administrative expenses, offset in part by the increase in interest income.

    Net Loss Attributable to Common Stockholders. The net loss attributable to common stockholders for the three months ended March 31, 2000 includes a one time $22.9 million charge related to the beneficial conversion feature on the Series C and D Convertible Preferred Stock. The total of the non-cash beneficial conversion feature was reflected through equal and offsetting adjustments to additional paid-in-capital with no net impact on stockholders' equity. The beneficial conversion feature was considered in the determination of the Company's loss per common share amounts.

Acquisition

    On September 21, 2000, the Company acquired all of the outstanding shares of stock of Talaria Therapeutics, Inc. ("Talaria") in exchange for the issuance of 813,008 shares of restricted Esperion common stock to Talaria stockholders, valued at $9 per share, pursuant to a merger agreement with Talaria. Additionally, the merger agreement with Talaria provides for the following additional consideration to Talaria stockholders: (i) payment by the Company of up to $6.25 million in cash and/or common stock based on the achievement of four development milestones; and (ii) payment by the Company of royalties in cash and/or common stock based on net annual sales of large unilamellar vesicles, or LUV, in North America. The milestones are due upon the enrollment of the first patient in certain future clinical trials and upon each of the filing and approval of a new drug application in the United States. These milestone payments increase the amount of the purchase price in the period when a milestone is achieved, and the Company includes these additional amounts in goodwill in such period. The first milestone was achieved in January 2001, upon enrollment of the first patient in a Phase II clinical trial. This milestone payment was settled through the issuance of approximately 58,600 shares of restricted common stock with an aggregate value of $447,000. The royalty payments will be included in cost of sales in the period when the respective sales are recognized. The combined milestone payments and royalties are subject to a maximum aggregate ceiling of $20.0 million.

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

LIQUIDITY AND CAPITAL RESOURCES

    In August 2000, the Company completed an initial public offering of its stock, which resulted in the issuance of 6,000,000 shares of common stock at $9.00 per share. In September 2000, an additional 900,000 shares were sold by the Company at $9.00 per share to cover the underwriters' over-allotment. Total proceeds to the Company from the offering were approximately $56.2 million, after deducting the underwriting discount and offering expenses. As of March 31, 2001, the Company had cash and cash equivalents of approximately $64.7 million. Our investment policy emphasizes liquidity and preservation of principal over other portfolio considerations. We select investments that maximize interest income to the extent possible by investing cash in short-term, investment-grade, interest-bearing securities. We believe that our current cash position, along with available borrowings under our credit facilities will be sufficient to fund our operations and capital expenditures until at least the end of 2002.

    During the three months ended March 31, 2001 and 2000, net cash used in operating activities was approximately $5.6 million and $4.4 million, respectively. This cash was used to fund our net losses for the periods, adjusted for non-cash expenses and changes in operating assets and liabilities.

    Net cash used in investing activities for the three months ended March 31, 2001 and 2000 was $405,000 and $574,000, respectively, primarily the result of the acquisition of laboratory equipment, furniture and fixtures and office equipment.

    Net cash proceeds from financing activities were $522,000 and $26.7 million for the three months ended March 31, 2001 and 2000, respectively. The net cash proceeds from financing activities for the three months ended March 31, 2001 resulted primarily from $625,000 of additional borrowings on a special project loan, and $67,000 raised from the issuance of common stock to employees as part of the Company's equity compensation plans. The proceeds were partially offset by $170,000 of cash used to repay borrowings under equipment loans. The net cash proceeds from financing activities for the three months ended March 31, 2000 resulted primarily from the issuance of preferred stock of approximately $26.8 million, and approximately $48,000 raised from the issuance of common stock to employees as part of the Company's equity compensation plans. The proceeds were partially offset by approximately $196,000 of cash used to repay borrowings under equipment loans. We anticipate that our capital expenditures for the next twelve months will be approximately $2.5 million.

    As of March 31, 2001, we had approximately $619,000 outstanding under a credit facility with a U.S. bank. This credit facility was used to finance purchases of equipment. Borrowings under the facility bear interest at the bank's prime rate plus 1.0%. In addition, we have a loan facility with a U.S. bank totaling $2.5 million, to finance additional equipment purchases. Borrowings under this credit facility bear interest at approximately 12% and amounted to approximately $729,000 as of March 31, 2001. We also have a credit facility with a Swedish entity totaling 26 million Swedish kronor (approximately $2.7 million of which was outstanding as of March 31, 2001) that may only be used to finance the development of our AIM product candidate. If a related product is not developed or does not succeed in the market, our obligation to repay the loan may be forgiven. Borrowings under the loan facility bear interest at 17.0% of which 9.5% is payable quarterly. The remaining 7.5% of interest together with principal are payable in five equal annual installments starting December 2004.

    We lease our corporate and research and development facilities under operating leases expiring at various times through December 2003. Minimum annual payments under these leases are approximately $605,000 as of March 31, 2001.

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

INCOME TAXES

    As of March 31, 2001, we had operating loss carryforwards of approximately $30.7 million. These net operating loss carryforwards begin to expire in 2018. Additionally, utilization of net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code. These and other deferred income tax assets are fully reserved by a valuation allowance as management has determined that it is more likely than not that the deferred tax assets will not be realized.

EMPLOYEES

    As of March 31, 2001, we had 67 full-time employees. Of these employees, 52 were engaged in research, preclinical and clinical development, regulatory affairs, intellectual property activities, and/or manufacturing activities and 15 were engaged in finance and general administrative activities.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at March 31, 2001. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time will increase our interest expense. Although currency fluctuations are currently not a material risk to our operating results, we have and will continue to monitor our exposure to currency fluctuations and when appropriate, we may use financial hedging techniques to minimize the effect of these fluctuations in the future. We cannot ensure that exchange rate fluctuations will not harm our business in the future.

    PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Not applicable.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    In September 2000, the Company entered into a merger agreement with Talaria Therapeutics, Inc., or Talaria. Pursuant to the merger agreement, the Company issued to Talaria's stockholders 813,008 shares of the Company's common stock (the "Initial Shares") and agreed with Talaria that the Company would pay to Talaria's stockholders: (i) cash and/or Company common stock upon the achievement of four development milestones (the "Milestone Shares"); and (ii) royalties in cash and/or Company common stock based on net annual sales of LUV in North America. The first milestone was achieved in January 2001 and payment for this milestone obligation was made through the issuance to Talaria stockholders of a total of 58,626 shares of the Company's common stock. The Company's sale of the Initial Shares and the Milestone Shares was not registered under the Securities Act of 1933, as amended, in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended. The merger transaction, and issuance of shares pursuant thereto, was in settlement of certain claims against the Company and not for capital raising purposes.

    In August 2000, the Company completed an initial public offering of its common stock, raising net proceeds of approximately $56.2 million. The Company invested the net proceeds from the initial public offering in short-term, investment-grade, interest-bearing securities. These proceeds, as well as proceeds from earlier private placements, are being used to fund research and development, payments under current licensing agreements, and for other working capital and general corporate purposes, including employee compensation.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    Not applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.


ITEM 5. OTHER INFORMATION

    Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

    NUMBER                                  EXHIBIT
    ----------------------------------------------------------------------------
    10.30 Fourth Amendment to Lease between Esperion Therapeutics, Inc. and Kosmos Associates, LLC, successor to State 94 Limited
               Partnership dated February 15, 2001

 (b) REPORTS ON FORM 8-K

    Not applicable.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 11, 2001               ESPERION THERAPEUTICS, INC.
                                  (Registrant)


                                  By: /s/ Roger S. Newton
                                     -------------------------------------------
                                     Roger S. Newton
                                     President and  Chief Executive Officer
                                     (Principal Executive Officer)


                                  By: /s/ Timothy M. Mayleben
                                     -------------------------------------------
                                     Timothy M. Mayleben
                                     Vice President and Chief Financial Officer
                                     (Principal Financial Officer)

                                INDEX TO EXHIBITS


    NUMBER                                  EXHIBIT
    ----------------------------------------------------------------------------
    10.30 Fourth Amendment to Lease between Esperion Therapeutics, Inc. and Kosmos Associates, LLC, successor to State 94 Limited
               Partnership dated February 15, 2001