Form 10-Q
period 2001-06-30
ESPERION THERAPEUTICS INC/MI
filed 2001-07-26
CIK 1066745

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  JUNE 30, 2001

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

                        [X] Yes            [ ] No

      The number of outstanding shares of the Registrant's common stock, as of July 19, 2001, was 25,955,227.

                           ESPERION THERAPEUTICS, INC.

                                    FORM 10-Q
                                TABLE OF CONTENTS


                                                                                                             PAGE
                                                                                                             ----
 PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

               Condensed Consolidated Balance Sheets as of June 30, 2001 and
                  December 31, 2000.................................................................            3

               Condensed Consolidated Statements of Operations for the Three and Six Months
                  Ended June 30, 2001 and 2000, and the period from inception to June 30, 2001......            4

               Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30,
                  2001 and 2000, and the period from inception to June 30, 2001.....................            5

               Notes to Condensed Consolidated Financial Statements.................................            6

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....            8

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk...............................           12

 PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings........................................................................           13

  Item 2.  Changes in Securities and Use of Proceeds................................................           13

  Item 3.  Defaults Upon Senior Securities..........................................................           13

  Item 4.  Submission of Matters to a Vote of Security Holders......................................           13

  Item 5.  Other Information........................................................................           13

  Item 6.  Exhibits and Reports on Form 8-K.........................................................           14

SIGNATURES..........................................................................................           15

INDEX TO EXHIBITS....................................................................................          16

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                ESPERION THERAPEUTICS, INC. AND SUBSIDIARIES
                    (A COMPANY IN THE DEVELOPMENT STAGE)

                   CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                 JUNE 30,          DECEMBER 31,
   in thousands                                                                    2001               2000
---------------------------------------------------------------------------------------------------------------
   ASSETS:                                                                      (UNAUDITED)
   Current assets:
     Cash and cash equivalents                                                    $ 53,687         $  70,228
     Short-term investments                                                          7,034                 0
     Prepaid expenses and other                                                        756             1,112
---------------------------------------------------------------------------------------------------------------
       Total current assets                                                         61,477            71,340
---------------------------------------------------------------------------------------------------------------
   Furniture and equipment, net                                                      3,242             2,503
   Goodwill, net                                                                     3,527             3,500
   Deposits and other assets                                                            34               534
---------------------------------------------------------------------------------------------------------------
   Total assets                                                                   $ 68,280         $  77,877
---------------------------------------------------------------------------------------------------------------

   LIABILITIES AND STOCKHOLDERS' EQUITY:
   Current liabilities:
     Current portion of long-term debt                                            $  1,076              $697
     Accounts payable                                                                1,409             3,936
     Accrued liabilities                                                             4,265             2,526
---------------------------------------------------------------------------------------------------------------
       Total current liabilities                                                     6,750             7,159
---------------------------------------------------------------------------------------------------------------
   Long-term debt, less current portion                                              5,129             3,027
   Stockholders' equity:
     Common stock                                                                       26                26
     Additional paid-in capital                                                    111,202           110,650
     Notes receivable                                                                  (21)              (67)
     Accumulated deficit during the development stage                              (52,695)          (40,389)
     Deferred stock compensation                                                    (2,266)           (2,774)
     Accumulated other comprehensive income                                            155               245
---------------------------------------------------------------------------------------------------------------
       Total stockholders' equity                                                   56,401            67,691
---------------------------------------------------------------------------------------------------------------
   Total liabilities and stockholders' equity                                     $ 68,280         $  77,877
---------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                  ESPERION THERAPEUTICS, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                         THREE MONTHS ENDED                SIX MONTHS ENDED
                                                              JUNE 30,                         JUNE 30,               INCEPTION TO
                                                    -----------------------------------------------------------------    JUNE 30,
in thousands except share and per share data             2001            2000             2001            2000            2001
-----------------------------------------------------------------------------------------------------------------------------------
Operating expenses:
  Research and development                           $      5,391    $      5,908     $     10,995    $      9,764      $ 43,191
  General and administrative                                1,135             672            2,235           1,623         7,887
  Deferred stock amortization                                 254             243              508             505         1,801
  Goodwill amortization                                       210               0              420               0           670
  Purchased in-process research and development                 0               0                0               0         4,000
-----------------------------------------------------------------------------------------------------------------------------------
    Total operating expenses                                6,990           6,823           14,158          11,892        57,549
-----------------------------------------------------------------------------------------------------------------------------------
Operating loss                                             (6,990)         (6,823)         (14,158)        (11,892)      (57,549)
-----------------------------------------------------------------------------------------------------------------------------------
Other income (expense):
  Interest income                                             710             314            1,672             665         4,975
  Interest expense                                           (189)            (48)            (312)           (177)         (812)
  Other, net                                                  144              43              492             197           691
-----------------------------------------------------------------------------------------------------------------------------------
    Total other income                                        665             309            1,852             685         4,854
-----------------------------------------------------------------------------------------------------------------------------------
Loss before income taxes                                   (6,325)         (6,514)         (12,306)        (11,207)      (52,695)
Provision for income taxes                                      0               0                0               0             0
-----------------------------------------------------------------------------------------------------------------------------------
Net loss                                                   (6,325)         (6,514)         (12,306)        (11,207)      (52,695)
Beneficial conversion feature on preferred stock                0               0                0         (22,870)      (22,870)
-----------------------------------------------------------------------------------------------------------------------------------
Net loss attributable to common stockholders         $     (6,325)   $     (6,514)    $    (12,306)   $    (34,077)     $(75,565)
-----------------------------------------------------------------------------------------------------------------------------------

Basic and diluted net loss per common share          $      (0.24)   $      (2.95)    $      (0.47)   $     (16.28)
                                                    -----------------------------------------------------------------
Weighted average common shares                         25,953,137       2,208,721       25,924,846       2,093,361
                                                    -----------------------------------------------------------------

Pro forma basic and diluted net loss per share                       $      (0.36)                    $      (1.96)
                                                                     --------------                   ---------------
Pro forma weighted average common shares                               18,023,681                       17,383,060
                                                                     --------------                   ---------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                  ESPERION THERAPEUTICS, INC. AND SUBSIDIARIES
                      (A Company in the Development Stage)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                     SIX MONTHS ENDED
                                                                          JUNE 30,              INCEPTION TO
                                                                  ----------------------          JUNE 30,
in thousands                                                      2001              2000            2001
--------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                      $(12,306)         $(11,207)        $(52,695)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Purchased in-process research and development                      0                 0            4,000
    Depreciation and amortization                                  1,457               834            4,258
    Stock-based compensation expense                                   0               413              688
    Decrease in notes receivable                                      46                15              105
    Loss on sale of furniture and equipment                           22                 0               22
    Non-cash interest included in long-term debt                     101                72              261
    Changes in assets and liabilities:
      Prepaid expenses and other                                    (324)             (314)          (1,718)
      Other assets                                                    (3)               (5)             (88)
      Accounts payable                                            (2,359)             (262)           1,655
      Accrued liabilities                                          1,879             1,638            4,294
--------------------------------------------------------------------------------------------------------------
         Net cash used in operating activities                   (11,487)           (8,816)         (39,218)
--------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchases of furniture and equipment                              (649)             (510)          (4,417)
  Deposit on furniture and equipment                                   0              (450)            (450)
  Acquisition of Talaria Therapeutics, Inc.                            0                 0             (233)
  Proceeds from sale of furniture and equipment                        2                 2                2
  Purchases of short term investments                             (7,034)                0           (7,034)
--------------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                    (7,681)             (960)         (12,132)
--------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net proceeds from issuance of convertible preferred stock            0            26,871           42,200
  Proceeds from the issuance of common stock                         105                50           56,383
  Proceeds from long-term debt                                     3,140                 0            7,656
  Repayments of long-term debt                                      (426)             (320)          (1,192)
--------------------------------------------------------------------------------------------------------------
         Net cash provided by financing activities                 2,819            26,601          105,047
--------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                             (192)              (44)             (10)
--------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents             (16,541)           16,781           53,687
Cash and cash equivalents at beginning of period                  70,228             5,904                0
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                      $ 53,687          $ 22,685         $ 53,687
--------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                    $    203          $    142
    Income taxes                                                $      0          $      0
----------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                  ESPERION THERAPEUTICS, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1) - BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements include the accounts of Esperion Therapeutics, Inc. ("Esperion" or the "Company") and its subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The Company believes that all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2000.

    Operating results for the three- and six-month periods ended June 30, 2001 and 2000 are not necessarily indicative of the results that may be expected for the full year.


(2) - COMPREHENSIVE LOSS

    Comprehensive loss is the total of net loss and all other non-owner changes in equity. Total comprehensive loss was $6,340,000 and $6,518,000 for the three-month periods ended June 30, 2001 and 2000, respectively, and $12,396,000 and $11,213,000, for the six-month periods ended June 30, 2001 and 2000, respectively. The difference between net loss, as reported in the accompanying condensed consolidated statements of operations, and comprehensive loss is the foreign currency translation adjustment for the respective periods.


(3) - BASIC, DILUTED AND PRO FORMA LOSS PER SHARE

    Basic and diluted net loss per share amounts have been calculated using the weighted average number of shares of common stock outstanding during the respective periods. Options for the purchase of 666,026 and 902,395 shares of common stock, for the three-month periods ended June 30, 2001 and 2000, respectively, and 763,064 and 838,106 for the six-month periods ended June 30, 2001 and 2000, respectively, were not included in the calculation of diluted net loss per share as doing so would have been anti-dilutive.

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

                  ESPERION THERAPEUTICS, INC. AND SUBSIDIARIES
     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


    The following table presents the calculation of pro forma basic and diluted net loss per share:


                                                                                       THREE MONTHS     SIX MONTHS
                                                                                           ENDED           ENDED
                                                                                       JUNE 30, 2000   JUNE 30, 2000
                                                                                       -------------   -------------
Net loss attributable to common stockholders.....................................       $(6,514,000)   $(34,077,000)
                                                                                        ===========    ============

Shares used in computing basic and diluted net loss per
        share....................................................................         2,208,721       2,093,361
Pro forma adjustment to reflect assumed conversion of
        Series A and Series B preferred stock convertible preferred stock........         7,586,244       7,586,244
Pro forma adjustment to reflect assumed conversion of
        Series C and Series D preferred stock convertible preferred stock........         8,228,716       7,703,455
                                                                                        -----------    ------------
Shares used in computing pro forma basic and diluted net loss per share..........        18,023,681      17,383,060
                                                                                        ===========    ============

Pro forma basic and diluted net loss per share ..................................       $     (0.36)   $      (1.96)
                                                                                        ===========    ============

Series C and Series D Preferred Stock

    In accordance with EITF 98-5, the Company recorded approximately $22.9 million relating to the beneficial conversion feature of the Series C preferred stock and Series D preferred stock in the first quarter of 2000 through equal and offsetting adjustments to additional paid-in capital with no net impact on stockholders' equity, as the preferred stock was convertible immediately on the date of issuance. The beneficial conversion feature was considered in the determination of the Company's net loss per common share amounts in the applicable periods.

(4) - COMMITMENTS AND CONTINGENCIES

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

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

    The following Management's Discussion and Analysis of Financial Condition and Results of Operations as well as information contained elsewhere in this report contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are often identified by words such as "may," "believe," "anticipate," "planned," "expect," "require," "intend," "assume," and similar expressions. Our forward-looking statements involve uncertainties and other factors that may cause our actual results, performance or achievements to be far different from those suggested by our forward-looking statements. These factors include, but are not limited to, risks associated with the development of our product candidates, including regulatory approval; dependence on contract research organizations, license arrangements and other strategic relationships with third parties for the research, development, manufacturing and commercialization of our products; dependence on patents and proprietary rights; procurement, maintenance, enforcement and defense of the Company's patents and proprietary rights; risks related to manufacturing; risks associated with the timing and acceptance of new products by the Company or its competitors; competitive conditions in the industry; business cycles affecting the markets in which the Company's products are sold; extraordinary events, such as litigation; risks inherent in seeking and consummating acquisitions, including the diversion of management attention to the assimilation of the operations and personnel of the acquired business; risks relating to the timing of the Company's financing needs; fluctuations in foreign exchange rates; and economic conditions generally or in various geographic areas. All of the foregoing factors are difficult to forecast. More detailed information about these and other factors is set forth in our other filings with the Securities and Exchange Commission. We do not intend to publicly update or revise any forward-looking statements to reflect new information or future events or circumstances.

OVERVIEW

Background

    We have devoted substantially all of our resources since we began our operations in May 1998 to the research and development of pharmaceutical product candidates for cardiovascular and metabolic diseases. We are a development stage pharmaceutical company and have not generated any revenues from product sales. We have not been profitable and have incurred a cumulative net loss of approximately $52.7 million from inception through June 30, 2001. These losses have resulted principally from costs incurred in research and development activities, and general and administrative expenses. We expect to incur significant additional operating losses for at least the next several years and until such time as we generate sufficient revenue to offset expenses. Research and development costs relating to product candidates will continue to increase. We expect to have increasing manufacturing, sales and marketing costs as we prepare for the commercialization of our products.

RESULTS OF OPERATIONS



OPERATING EXPENSES
                                              THREE MONTHS ENDED JUNE 30,                 SIX MONTHS ENDED JUNE 30,
                                      -----------------------------------------  -----------------------------------------
dollars in thousands                        2001          2000       % CHANGE          2001           2000      % CHANGE
--------------------------------------------------------------------------------------------------------------------------
Research and development                   $5,391        $5,908        -8.8%         $10,995        $9,764        12.6%
   % of total                                77.2%         86.6%                        77.7%         82.1%

General and administrative                 $1,135        $  672        68.9%         $ 2,235        $1,623        37.7%
   % of total                                16.2%          9.8%                        15.8%         13.7%

Deferred stock amortization                $  254        $  243         4.5%         $   508        $  505         0.6%
   % of total                                 3.6%          3.6%                         3.5%          4.2%

Goodwill amortization                      $  210        $    0         ***          $   420        $    0         ***
   % of total                                 3.0%          0.0%                         3.0%          0.0%

Three Months Ended June 30, 2001 and 2000

    Research and Development Expenses. Research and development expenses include all payroll costs and payments to third parties attributable to research and development activities, as well as an allocation of overhead expenses incurred by the Company. Research and development expenses decreased to approximately $5.4 million for the three months ended June 30, 2001 compared to approximately $5.9 million for the three months ended June 30, 2000. This 8.8% decrease is primarily due to lower manufacturing costs related to clinical trials, as well as lower costs related to pre-clinical development of our biopharmaceutical product candidates in the second quarter of 2001.

    General and Administrative Expenses. General and administrative expenses include the cost of salaries, employee benefits, and other payroll costs associated with the Company's finance, accounting, human resources, legal, administrative and executive management functions. General and administrative expenses also included an allocation of overhead expenses incurred by the Company. General and administrative expenses increased to approximately $1.1 million for the three months ended June 30, 2001 compared to approximately $672,000 for the three months ended June 30, 2000. This 68.9% increase resulted from expenses related to the Company's first annual reporting cycle as a public company, as well as higher payroll and related costs due to the expansion in headcount as compared to the prior year.

    Deferred Stock Amortization. Deferred stock amortization relates to the amortization of deferred costs for stock options granted prior to the Company's initial public offering. These costs are being amortized over the vesting period of the underlying options, generally four years. Deferred stock amortization was approximately $254,000 for the three months ended June 30, 2001 compared to approximately $243,000 for the three months ended June 30, 2000. We expect this amortization expense to begin to decline in 2003 and end in 2004.

    Goodwill Amortization. Goodwill amortization includes the amortization of purchase price in excess of net assets on the Company's September 2000 acquisition of Talaria and the milestone payments made to date. The Company is amortizing this goodwill over five years, which represents the period estimated to be benefited from the acquisition, after considering such factors as product development timelines, revenue potential, competition and patent life.

    Other Income, Net. Other income, net consists of interest income (expense), foreign currency transaction gain (loss), and gain (loss) on the disposal of property and equipment. Interest income increased to approximately $710,000 for the three months ended June 30, 2001 compared to approximately $314,000 for the three months ended June 30, 2000. The increase is attributable to higher levels of cash and cash equivalents available for investment in

2001 as a result of the investment of cash raised in the Company's initial public offering in August 2000. Interest expense for the three months ended June 30, 2001 and 2000 was approximately $189,000 and $48,000, respectively, and represents interest incurred on equipment financing facilities and a special project loan. During the three months ended June 30, 2001 and 2000, we recorded approximately $144,000 and $44,000, respectively, of foreign currency transaction gains on transactions denominated in various currencies of European countries.

    Net Loss. The net loss was approximately $6.3 million for the three months ended June 30, 2001 compared to approximately $6.5 million for the three months ended June 30, 2000. The decrease reflects decreases in research and development expenses, offset in part by the increases in general and administrative expenses and the increase in interest income.

Six Months Ended June 30, 2001 and 2000

    Research and Development Expenses. Research and development expenses include all payroll costs and payments to third parties attributable to research and development activities, milestone payments under certain license agreements, and an allocation of overhead expenses incurred by the Company. Research and development expenses increased to approximately $11.0 million for the six months ended June 30, 2001 compared to approximately $9.8 million for the six months ended June 30, 2000. This 12.6% increase is primarily due to the costs associated with developing our product candidates, including the costs of running our AIM trial which was completed in March 2001, and our LUV clinical trial which began in December 2000 and completed enrollment in the second quarter of 2001. In addition, the increase resulted from higher manufacturing costs in preparation for upcoming clinical trials for the RLT Peptide and LUV product candidates.

    General and Administrative Expenses. General and administrative expenses include the cost of salaries, employee benefits, and other payroll costs associated with the Company's finance, accounting, human resources, legal, administrative and executive management functions. General and administrative expenses increased to approximately $2.2 million for the six months ended June 30, 2001 compared to approximately $1.6 million for the six months ended June 30, 2000. This 37.7% increase resulted from expenses related to the Company's first annual reporting cycle as a public company, as well as higher payroll and related costs due to the expansion in headcount as compared to the prior year.

    Other Income, Net. Other income, net consists of interest income (expense), foreign currency transaction gain (loss), and loss on the disposal of property and equipment. Interest income increased to approximately $1.7 million for the six months ended June 30, 2001 compared to approximately $665,000 for the six months ended June 30, 2000. The increase is attributable to higher levels of cash and cash equivalents available for investment in 2001 as a result of the investment of cash raised in the Company's initial public offering in August 2000. Interest expense for the same periods was approximately $312,000 and $177,000, respectively, and represents interest incurred on equipment financing facilities and a special project loan. During the six months ended June 30, 2001 and 2000, we recorded approximately $520,000 and $197,000, respectively, of foreign currency transaction gains on transactions denominated in various currencies of European countries. The loss on the disposal of property and equipment was approximately $24,000 for the six months ended June 30, 2001.

    Net Loss. The net loss was approximately $12.3 million for the six months ended June 30, 2001 compared to approximately $11.2 million for the six months ended June 30, 2000. The increase reflects increases in research and development and general and administrative expenses, offset in part by the increase in interest income.

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

LIQUIDITY AND CAPITAL RESOURCES

    In August 2000, the Company completed an initial public offering of its stock, which resulted in the issuance of 6,000,000 shares of common stock at $9.00 per share. In September 2000, an additional 900,000 shares were sold by the Company at $9.00 per share to cover the underwriters' over-allotment. Net proceeds to the Company from the offering were approximately $56.2 million, after deducting the underwriting discount and offering expenses. As of June 30, 2001, the Company had cash and cash equivalents of approximately $53.7 million and short-term investments of approximately $7.0 million. Our investment policy emphasizes liquidity and preservation of principal over other portfolio considerations. We select investments that maximize interest income to the extent possible by investing cash in short-term, investment-grade, interest-bearing securities. We believe that our current cash position, along with available borrowings under our credit facilities will be sufficient to fund our operations and capital expenditures until the end of 2002.

    During the six months ended June 30, 2001 and 2000, net cash used in operating activities was approximately $11.5 million and $8.8 million, respectively. This cash was used to fund our net losses for the periods, adjusted for non-cash expenses and changes in operating assets and liabilities.

    Net cash used in investing activities for the six months ended June 30, 2001 and 2000 was approximately $7.7 million and $960,000, respectively. The net cash used in investing activities for the six months ended June 30, 2001 resulted primarily from the purchases of short term investments totaling approximately $7.0 million, and approximately $649,000 from the acquisition of laboratory equipment, furniture and fixtures and office equipment. The net cash used in investing activities for the six months ended June 30, 2000 resulted primarily from the acquisition of laboratory equipment, furniture and fixtures and office equipment.

    Net cash proceeds from financing activities were $2.8 million and $26.6 million for the six months ended June 30, 2001 and 2000, respectively. The net cash proceeds from financing activities for the six months ended June 30, 2001 resulted primarily from $3.1 million of additional borrowings on the special project loan and equipment term loans, and $105,000 raised from the issuance of common stock to employees as part of the Company's equity compensation plans. The proceeds were partially offset by $426,000 of cash used to repay borrowings under equipment loans. Also, the Company issued 58,626 shares of common stock to Talaria stockholders for the payment of a milestone achieved in January 2001. The net cash proceeds from financing activities for the six months ended June 30, 2000 resulted primarily from the issuance of preferred stock of approximately $26.9 million, and approximately $50,000 raised from the issuance of common stock to employees as part of the Company's equity compensation plans. The proceeds were partially offset by approximately $320,000 of cash used to repay borrowings under equipment loans. We anticipate that our capital expenditures for the next twelve months will be approximately $2.5 million.

    As of June 30, 2001, we had approximately $495,000 outstanding under an equipment term loan with a U.S. bank. Borrowings under the term loan bear interest at the bank's prime rate plus 1.0%. In addition, we have a second equipment term loan with another U.S. bank. Outstanding borrowings under this equipment term loan have a weighted average interest rate of approximately 12% and amounted to approximately $2.1 million as of June 30, 2001. We also have a special project loan with a Swedish entity with outstanding borrowings totaling 37 million Swedish kronor (approximately $3.6 million of which was outstanding as of June 30, 2001) that may only be used to finance the development of our AIM product candidate. If a related product is not developed or does not succeed in the market, our obligation to repay the loan may be forgiven. Borrowings under the Swedish credit facility bear interest at 17.0%, of which 9.5% is payable quarterly. The remaining 7.5% of interest together with principal are payable in five equal annual installments starting December 2004. The Company has $13 million Swedish kronor (approximately $1.3 million as of June 30, 2001) available under this special project loan that is available upon the achievement of certain product development milestones.

    We lease our corporate and research and development facilities under operating leases expiring at various times through December 2003. Minimum annual payments under these leases for the next twelve months are approximately $490,000 as of June 30, 2001.

    We expect that our operating expenses and capital expenditures will increase in future periods in part because of our intent to hire additional research and development, clinical testing and administrative staff. Our capital expenditure requirements will depend on numerous factors, including the progress of our research and development programs, the time required to file and process regulatory approval applications, the development of commercial manufacturing capability, the ability to obtain additional licensing arrangements, and the demand for our product candidates, if and when approved by the FDA or other regulatory authorities.

INCOME TAXES

    As of June 30, 2001, we had operating loss carryforwards of approximately $36.2 million. These net operating loss carryforwards begin to expire in 2018. Additionally, utilization of net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code. These and other deferred income tax assets are fully reserved by a valuation allowance as management has determined that it is more likely than not that the deferred tax assets will not be realized.


EMPLOYEES

    As of June 30, 2001, we had 70 full-time employees. Of these employees, 54 were engaged in research, preclinical and clinical development, regulatory affairs, intellectual property activities, and/or manufacturing activities and 16 were engaged in finance and general administrative activities.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at June 30, 2001. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time will increase our interest expense. Although currency fluctuations are currently not a material risk to our operating results, we have and will continue to monitor our exposure to currency fluctuations and when appropriate, we may use financial hedging techniques to minimize the effect of these fluctuations in the future. We cannot ensure that exchange rate fluctuations will not harm our business in the future.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Annual Meeting of Stockholders of the Company was held on May 22, 2001. At the Annual Meeting, the stockholders of the Company (1) elected Henry E. Blair and re-elected Dr. Seth A. Rudnick as Directors of the Company, each to hold office until the Annual Meeting of Stockholders to be held in 2004 and until their respective successors are elected and qualified; (2) approved the amendment and restatement of the Company's 2000 Equity Compensation Plan; and
(3) ratified the Board of Directors' appointment of Arthur Andersen LLP as the independent public accountants of the Company for the fiscal year ending December 31, 2001. The votes were as follows:


                                                                   WITHHELD                              BROKER
                                                    FOR           OR AGAINST           ABSTAINED        NON-VOTES
-----------------------------------------------------------------------------------------------------------------
(1) Election of Directors:
    Henry E. Blair                               18,895,300            3,162                   -              -
    Dr. Seth A. Rudnick                          18,895,100            3,362                   -              -

(2) Amendment to and restatement of
    2000 Equity Compensation Plan:               17,294,885        1,578,655              24,922              -

(3) Ratification of appointment of
    Arthur Andersen LLP:                         18,556,879            7,750             333,833              -


ITEM 5. OTHER INFORMATION

    Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

  NUMBER                                 EXHIBIT
--------------------------------------------------------------------------------

   10.31 Master Loan and Security Agreement between Transamerica Business Credit Corporation and Esperion Therapeutics, Inc. dated as of December 27, 2000.

   10.32     Form of Amendment to Restricted Stock Purchase Agreement.

(B) REPORTS ON FORM 8-K

    Not applicable.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 26, 2001             ESPERION THERAPEUTICS, INC.
                                 (Registrant)


                             By: /s/ Roger S. Newton
                                ------------------------------------------------
                                 Roger S. Newton
                                 President and  Chief Executive Officer
                                 (Principal Executive Officer)


                             By: /s/ Timothy M. Mayleben
                                ------------------------------------------------
                                 Timothy M. Mayleben
                                 Vice President and Chief Financial Officer
                                 (Principal Financial Officer)

                                INDEX TO EXHIBITS

  NUMBER                                 EXHIBIT
--------------------------------------------------------------------------------
   10.31 Master Loan and Security Agreement between Transamerica Business Credit Corporation and Esperion Therapeutics, Inc. dated as of December 27, 2000.

   10.32     Form of Amendment to Restricted Stock Purchase Agreement.