Form 10-Q
period 2001-09-30
ESPERION THERAPEUTICS INC/MI
filed 2001-11-09
CIK 1066745

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended: SEPTEMBER 30, 2001

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



    The number of outstanding shares of the Registrant's common stock, as of November 2, 2001, was 29,169,835.

                           ESPERION THERAPEUTICS, INC.

                                    FORM 10-Q
                                TABLE OF CONTENTS


                                                                                                             PAGE
                                                                                                             ----
PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

               Condensed Consolidated Balance Sheets as of September 30, 2001 and
                  December 31, 2000...................................................................          3

               Condensed Consolidated Statements of Operations for the Three and
                  Nine Months Ended September 30, 2001 and 2000, and the period
                  from inception to September 30, 2001................................................          4

               Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30,
                  2001 and 2000, and the period from inception to September 30, 2001..................          5

               Notes to Condensed Consolidated Financial Statements...................................          6

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations......          9

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk.................................         14

PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings..........................................................................         15

  Item 2.  Changes in Securities and Use of Proceeds..................................................         15

  Item 3.  Defaults Upon Senior Securities............................................................         15

  Item 4.  Submission of Matters to a Vote of Security Holders........................................         15

  Item 5.  Other Information..........................................................................         15

  Item 6.  Exhibits and Reports on Form 8-K...........................................................         16

SIGNATURES............................................................................................         17

INDEX TO EXHIBITS.....................................................................................         18

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                ESPERION THERAPEUTICS, INC. AND SUBSIDIARIES
                    (A Company in the Development Stage)

                   CONDENSED CONSOLIDATED BALANCE SHEETS



                                                      September 30,       December 31,
in thousands                                              2001               2000
--------------------------------------------------------------------------------------
                                                       (Unaudited)
ASSETS:
Current assets:
  Cash and cash equivalents                             $  76,985          $  70,228
  Prepaid expenses and other                                  840              1,112
------------------------------------------------------------------------------------
    Total current assets                                   77,825             71,340
------------------------------------------------------------------------------------
Furniture and equipment, net                                3,400              2,503
Goodwill, net                                               3,317              3,500
Deposits and other assets                                     421                534
------------------------------------------------------------------------------------
Total assets                                            $  84,963          $  77,877
====================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Current portion of long-term debt                     $     952          $     697
  Accounts payable                                          2,621              3,936
  Accrued liabilities                                       3,247              2,526
------------------------------------------------------------------------------------
    Total current liabilities                               6,820              7,159
------------------------------------------------------------------------------------
Long-term debt, less current portion                        5,386              3,027
Stockholders' equity:
  Common stock                                                 29                 26
  Additional paid-in capital                              133,575            110,650
  Notes receivable                                            (18)               (67)
  Accumulated deficit during the development stage        (58,976)           (40,389)
  Deferred stock compensation                              (2,012)            (2,774)
  Accumulated other comprehensive income                      159                245
------------------------------------------------------------------------------------
    Total stockholders' equity                             72,757             67,691
------------------------------------------------------------------------------------
Total liabilities and stockholders' equity              $  84,963          $  77,877
====================================================================================

                   The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                  ESPERION THERAPEUTICS, INC. AND SUBSIDIARIES
                      (A Company in the Development Stage)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                             Three Months Ended             Nine Months Ended
                                                               September 30,                  September 30,           Inception to
                                                      ------------------------------------------------------------    September 30,
in thousands except share and per share data              2001             2000           2001            2000            2001
----------------------------------------------------------------------------------------------------------------------------------
Operating expenses:
  Research and development                            $      4,902    $      6,701    $     16,303    $     16,867    $     49,534
  General and administrative                                 1,395             611           3,732           2,337           9,642
  Goodwill amortization                                        210              63             630              63             880
  Purchased in-process research and development                  0           4,000               0           4,000           4,000
----------------------------------------------------------------------------------------------------------------------------------
    Total operating expenses                                 6,507          11,375          20,665          23,267          64,056
----------------------------------------------------------------------------------------------------------------------------------
Operating loss                                              (6,507)        (11,375)        (20,665)        (23,267)        (64,056)
----------------------------------------------------------------------------------------------------------------------------------
Other income (expense):
  Interest income                                              679             782           2,351           1,446           5,654
  Interest expense                                            (228)           (157)           (540)           (333)         (1,040)
  Other, net                                                  (225)            (54)            267             143             466
----------------------------------------------------------------------------------------------------------------------------------
    Total other income                                         226             571           2,078           1,256           5,080
----------------------------------------------------------------------------------------------------------------------------------
Loss before income taxes                                    (6,281)        (10,804)        (18,587)        (22,011)        (58,976)
Provision for income taxes                                       0               0               0               0               0
----------------------------------------------------------------------------------------------------------------------------------
Net loss                                                    (6,281)        (10,804)        (18,587)        (22,011)        (58,976)
Beneficial conversion feature on preferred stock                 0               0               0         (22,870)        (22,870)
----------------------------------------------------------------------------------------------------------------------------------
Net loss attributable to common stockholders               ($6,281)       ($10,804)       ($18,587)       ($44,881)       ($81,846)
==================================================================================================================================

Basic and diluted net loss per common share                 ($0.22)         ($0.74)         ($0.70)         ($3.50)
                                                      ============================================================
Weighted average common shares                          28,177,102      14,670,614      26,675,598       6,285,788
                                                      ============================================================

Basic and diluted net loss per share
    attributable to common stockholders                     ($0.22)         ($0.74)         ($0.70)         ($7.14)
                                                      ============================================================
Weighted average common shares                          28,177,102      14,670,614      26,675,598       6,285,788
                                                      ============================================================


Pro forma basic and diluted net loss
    per common share                                                        ($0.50)                         ($1.17)
                                                                      ============                    ============
Pro forma weighted average common shares                                21,699,485                      18,821,878
                                                                      ============                    ============

Pro forma basic and diluted net loss per share
    attributable to common stockholders                                     ($0.50)                         ($2.38)
                                                                      ============                    ============
Pro forma weighted average common shares                                21,699,485                      18,821,878
                                                                      ============                    ============

                   The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                  ESPERION THERAPEUTICS, INC. AND SUBSIDIARIES
                      (A Company in the Development Stage)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                              Nine Months Ended
                                                                 September 30,      Inception to
                                                           ----------------------   September 30,
in thousands                                                  2001         2000         2001
-----------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                  ($18,587)    ($22,011)    ($58,976)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Purchased in-process research and development                  0        4,000        4,000
    Depreciation and amortization                              2,209        1,342        5,010
    Stock-based compensation expense                               0          413          688
    Decrease in notes receivable                                  49           32          108
    Loss on sale of furniture and equipment                       22            0           22
    Non-cash interest included in long-term debt                 171          108          331
    Changes in assets and liabilities:
      Prepaid expenses and other                                (320)        (642)      (1,714)
      Other assets                                                (7)        (110)         (92)
      Accounts payable                                        (1,130)       1,280        2,884
      Accrued liabilities                                        860        3,484        3,275
-----------------------------------------------------------------------------------------------
         Net cash used in operating activities               (16,733)     (12,104)     (44,464)
-----------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchases of furniture and equipment                        (1,259)        (785)      (5,027)
  Deposit on furniture and equipment                            (382)        (450)        (832)
  Acquisition of Talaria Therapeutics, Inc.                        0         (233)        (233)
  Proceeds from sale of furniture and equipment                    2            0            2
-----------------------------------------------------------------------------------------------
         Net cash used in investing activities                (1,639)      (1,468)      (6,090)
-----------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net proceeds from issuance of convertible
   preferred stock                                                 0       26,871       42,200
  Proceeds from the issuance of common stock                  22,481       56,337       78,759
  Proceeds from long-term debt                                 3,409          781        7,925
  Repayments of long-term debt                                  (689)        (450)      (1,455)
-----------------------------------------------------------------------------------------------
         Net cash provided by financing activities            25,201       83,539      127,429
-----------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                          (72)        (233)         110
-----------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents           6,757       69,734       76,985
Cash and cash equivalents at beginning of period              70,228        5,904            0
-----------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                 $  76,985    $  75,638    $  76,985
===============================================================================================
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                               $     362    $     256
    Income taxes                                           $       0    $       0
==================================================================================


                   The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                  ESPERION THERAPEUTICS, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1) - BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements include the accounts of Esperion Therapeutics, Inc. ("Esperion" or the "Company") and its subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The Company believes that all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2000.

    Operating results for the three- and nine-month periods ended September 30, 2001 and 2000 are not necessarily indicative of the results that may be expected for the full year.


(2) - PRIVATE PLACEMENT OF COMMON STOCK

    In July 2001, the Company completed a private placement of its stock, which resulted in the issuance of 3,183,335 shares of common stock at $7.50 per share. The net proceeds from the private placement approximated $22.3 million. In August 2001, the Company filed a Registration Statement to register these shares under the Securities Act of 1933, as amended. The Registration Statement was declared effective by the Securities and Exchange Commission on September 4, 2001.


 (3) - COMPREHENSIVE LOSS

    Comprehensive loss is the total of net loss and all other non-owner changes in equity. Total comprehensive loss was $6,285,000 and $10,555,000 for the three-month periods ended September 30, 2001 and 2000, respectively, and $18,501,000 and $21,768,000, for the nine-month periods ended September 30, 2001 and 2000, respectively. The difference between net loss, as reported in the accompanying condensed consolidated statements of operations, and comprehensive loss is the foreign currency translation adjustment for the respective periods.


 (4) - BASIC, DILUTED AND PRO FORMA LOSS PER SHARE

    Basic and diluted net loss per share amounts have been calculated using the weighted average number of shares of common stock outstanding during the respective periods. Options for the purchase of 764,938 and 1,092,727 shares of common stock, for the three-month periods ended September 30, 2001 and 2000, respectively, and 760,994 and 1,023,928 for the nine-month periods ended September 30, 2001 and 2000, respectively, were not included in the calculation of diluted net loss per share as doing so would have been anti-dilutive.

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

                  ESPERION THERAPEUTICS, INC. AND SUBSIDIARIES
     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


    The following table presents the calculation of pro forma basic and diluted net loss per share:

                                                           Three Months        Nine Months
                                                               Ended              Ended
                                                           September 30,      September 30,
                                                               2000               2000
                                                           ------------       ------------
Net loss attributable to common stockholders ........      $(10,804,000)      $(44,881,000)
                                                           ============       ============

Shares used in computing basic and diluted net loss
     per share ......................................        14,670,614          6,285,788
Pro forma adjustment to reflect assumed conversion of
     Series A and Series B preferred stock ..........         3,371,664          6,181,384
Pro forma adjustment to reflect assumed conversion of
     Series C and Series D preferred stock ..........         3,657,207          6,354,706
                                                           ------------       ------------
Shares used in computing pro forma basic and diluted
     net loss per share .............................        21,699,485         18,821,878
                                                           ============       ============

Pro forma basic and diluted net loss per share ......      $      (0.50)      $      (2.38)
                                                           ============       ============


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

(6) - NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144").

    SFAS 141 supersedes Accounting Principles Board Opinion No. 16, "Business Combinations". The most significant changes made by SFAS 141 are (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill, and (3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain (rather than being deferred and amortized).

    SFAS 142 supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets", and primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The most significant changes made by SFAS 142 are that: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization of intangible assets with finite lives will no longer be limited to forty years. SFAS 142 also specifies that certain intangible assets that were previously identified as separate from goodwill (i.e., assembled workforce) are not considered separately identifiable for purposes of this standard and should be included as part of goodwill and subject to the non-amortization provisions for SFAS 142.

    The provisions for SFAS 142 will be effective for the Company's fiscal year beginning January 1, 2002. At effectiveness, an evaluation of goodwill will be required, and any impairment of goodwill at that time will be recognized as a cumulative effect of adoption. Total goodwill included in the Company's Consolidated Financial Statements was $3.3 million at September 30, 2001 and $3.5 million at December 31, 2000. Goodwill amortization expense was $210,000 and $63,000 for the three-month periods ended September 30, 2001 and 2000, respectively. Goodwill amortization expense was $630,000 and $63,000 for the nine-month periods ended September 30, 2001 and 2000, respectively. As a result of the non-amortization provisions of SFAS 142, the Company expects reported net loss to decrease subsequent to the effectiveness of SFAS 142. In addition, based on management's current financial projections, management does not believe that goodwill and other intangibles are currently impaired. The Company will perform a more detailed assessment to determine the effect of this new standard.

    SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 is effective for the Company's fiscal year beginning January 1, 2002 and is not expected to have a material impact upon effectiveness.

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

OVERVIEW

Background

    We have devoted substantially all of our resources since we began our operations in May 1998 to the research and development of pharmaceutical product candidates for cardiovascular and metabolic diseases. We are a development stage pharmaceutical company and have not generated any revenues from product sales. We have not been profitable and have incurred a cumulative net loss of approximately $59.0 million from inception through September 30, 2001. These losses have resulted principally from costs incurred in research and development activities, and general and administrative expenses. We expect to incur significant additional operating losses for at least the next several years and until such time as we generate sufficient revenue to offset expenses. Also, we anticipate that research and development costs relating to product candidates will increase. Finally, we expect to have increasing development, manufacturing, sales and marketing costs as we prepare for the commercialization of our product candidates.

RESULTS OF OPERATIONS

Operating Expenses

                                         Three Months Ended September 30,            Nine Months Ended September 30,
                                         ---------------------------------          ---------------------------------
dollars in thousands                      2001          2000      % Change            2001        2000       % Change
---------------------------------------------------------------------------------------------------------------------
Research and development                 $4,902        $6,701       -26.8%          $16,303      $16,867        -3.3%
 % of total                                75.4%         58.9%                         78.9%        72.5%

General and administrative               $1,395          $611       128.3%           $3,732       $2,337        59.7%
 % of total                                21.4%          5.4%                         18.1%        10.0%

Goodwill amortization                      $210           $63       233.3%             $630          $63       900.0%
 % of total                                 3.2%          0.6%                          3.0%         0.3%

Purchased in-process R&D                     $0        $4,000      -100.0%               $0       $4,000      -100.0%
 % of total                                 0.0%         35.1%                          0.0%        17.2%


Three Months Ended September 30, 2001 and 2000

    Research and Development Expenses. Research and development expenses include both external and internal costs related to the research and development activities of our existing product candidates as well as discovery efforts on potential new product candidates. External costs include costs related to manufacturing, clinical trials, toxicology or pharmacology studies performed by third parties, milestone payments under certain license agreements and other related expenses. Internal costs include all payroll and related costs attributable to research and development activities, as well as an allocation of overhead expenses incurred by the Company. Research and development expenses decreased to approximately $4.9 million for the three months ended September 30, 2001 compared to approximately $6.7 million for the three months ended September 30, 2000. This 26.8% decrease is primarily due to lower manufacturing and other costs related to clinical trials, as well as lower costs related to pre-clinical development of our biopharmaceutical product candidates in the third quarter of 2001. During the third quarter of 2000, the Company had certain costs associated with one clinical trial and contract manufacturing costs related to three of its product candidates. Many of these costs were not recurring in the third quarter of 2001. The magnitude of the Company's operating expenses, particularly research and development expense, is largely dependant upon the timing and size of the clinical trials. As additional clinical trials begin in the fourth quarter of this year and into next year, the Company anticipates research and development expenses will increase over current quarter levels.

    General and Administrative Expenses. General and administrative expenses include the cost of salaries, employee benefits, and other costs associated with the Company's finance, accounting, human resources, legal, administrative and executive management functions. General and administrative expenses also include an allocation of overhead expenses incurred by the Company. General and administrative expenses increased to approximately $1.4 million for the three months ended September 30, 2001 compared to approximately $611,000 for the three months ended September 30, 2000. This 128.3% increase resulted from higher payroll, overhead and related costs in support of the Company's anticipated growing research and development activities as compared to the prior year. Included in this increase are costs related to a market research study performed by a third party to provide the Company with some preliminary assessment about product positioning and market potential of certain product candidates.

    Goodwill Amortization. Goodwill amortization reflects the amortization of the amount of the excess of the purchase price over net assets in the Company's September 2000 acquisition of Talaria Therapeutics, Inc. ("Talaria") and the milestone payments made to date. Total goodwill included in the Company's Consolidated Financial

Statements was $3.3 million at September 30, 2001 and $3.5 million at December 31, 2000. Goodwill amortization expense was $210,000 and $63,000 for the three months ended September 30, 2001 and 2000, respectively. Goodwill amortization expense was $630,000 and $63,000 for the nine months ended September 30, 2001 and 2000, respectively. The increase in goodwill amortization is a result of higher goodwill upon the achievement of certain LUV clinical development milestones as well as the timing of the acquisition of Talaria. The Company is amortizing this goodwill over five years, which represents the period estimated to be benefited from the acquisition, after considering such factors as product development timelines, revenue potential, competition and patent life.

    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets" ("SFAS 142"), which primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The provisions for SFAS 142 will be effective for the Company's fiscal year beginning January 1, 2002. This statement is summarized in Note 6 of Notes to Consolidated Financial Statements.

    Purchased in-process research and development. Purchased in-process research and development in 2000 represents a $4.0 million one-time charge to operations in connection with the acquisition of Talaria in September 2000. This represents the write-off of acquired in-process research and development that had not reached technological feasibility. The allocation of the purchase price was based on an independent appraisal of the fair values on the closing date.

    Other Income, Net. Other income, net consists of interest income (expense), foreign currency transaction loss, and gain (loss) on the disposal of property and equipment. Interest income decreased to approximately $679,000 for the three months ended September 30, 2001 compared to approximately $782,000 for the three months ended September 30, 2000. The decrease is primarily attributable to lower interest rates in 2001 compared to the same period last year. Interest expense for the three months ended September 30, 2001 and 2000 was approximately $228,000 and $157,000, respectively, and represents interest incurred on equipment financing facilities and a special project loan. The increase in interest expense resulted from higher outstanding borrowings in 2001 as compared to the comparable period in 2000. During the three months ended September 30, 2001 and 2000, we recorded approximately $179,000 and $54,000, respectively, of foreign currency transaction losses on transactions denominated in various currencies of European countries.

    Net Loss. The net loss was approximately $6.3 million for the three months ended September 30, 2001 compared to approximately $10.8 million for the three months ended September 30, 2000. The decrease in net loss resulted from lower research and development expenses, offset in part by the increases in general and administrative expenses. In addition, the net loss for the three months ended September 30, 2000 includes the $4.0 million one-time charge related to purchased in-process research and development.

Nine Months Ended September 30, 2001 and 2000

    Research and Development Expenses. Research and development expenses include both external and internal costs related to the research and development activities of our existing product candidates as well as discovery efforts on potential new product candidates. External costs include costs related to manufacturing, clinical trials, toxicology or pharmacology studies performed by third parties, milestone payments under certain license agreements and other related expenses. Internal costs include all payroll and related costs attributable to research and development activities, as well as an allocation of overhead expenses incurred by the Company. Research and development expenses decreased to approximately $16.3 million for the nine months ended September 30, 2001 compared to approximately $16.9 million for the nine months ended September 30, 2000. This 3.3% decrease is primarily due to lower manufacturing and other costs related to clinical trials, as well as lower costs related to pre-clinical development of our biopharmaceutical product candidates during 2001. During the third quarter of 2000, the Company had certain costs associated with one clinical trial and contract manufacturing costs related to three of its product candidates. Many of these costs were not recurring in the third quarter of 2001. The magnitude of the Company's operating expenses, particularly research and development expense, is largely dependant upon the timing and size of the clinical trials. As additional clinical trials begin in the fourth quarter of this year and into next year, the Company anticipates research and development expenses will increase over current quarter levels.

    General and Administrative Expenses. General and administrative expenses include the cost of salaries, employee benefits, and other costs associated with the Company's finance, accounting, human resources, legal, administrative and executive management functions. General and administrative expenses also include an allocation of overhead expenses incurred by the Company. General and administrative expenses increased to approximately $3.7 million for the nine months ended September 30, 2001 compared to approximately $2.3 million for the nine months ended September 30, 2000. This 59.7% increase resulted from higher payroll, overhead and related costs in support of the Company's growing research and development activities as compared to the prior year. Included in this increase are costs related to a market research study performed by a third party to provide the Company with some preliminary assessment about product positioning and market potential of certain product candidates.

    Other Income, Net. Other income, net consists of interest income (expense), foreign currency transaction gain, and the loss on the disposal of property and equipment. Interest income increased to approximately $2.4 million for the nine months ended September 30, 2001 compared to approximately $1.4 million for the nine months ended September 30, 2000. The increase is attributable to higher levels of cash and cash equivalents available for investment in 2001 as a result of the cash raised in the Company's initial public offering in August 2000, as well as the private placement in July 2001. This increase was partially offset by lower interest rates on these investments. Interest expense for the same periods was approximately $540,000 and $333,000, respectively, and represents interest incurred on the higher amount of borrowings under the equipment financing facilities and a special project loan. The increase in interest expense resulted from higher outstanding borrowings in 2001 as compared to the comparable period in 2000. During the nine months ended September 30, 2001 and 2000, we recorded approximately $340,000 and $143,000, respectively, of foreign currency transaction gains on transactions denominated in various currencies of European countries.

    Net Loss. The net loss was approximately $18.6 million for the nine months ended September 30, 2001 compared to approximately $22.0 million for the nine months ended September 30, 2000. The decrease in net loss resulted from lower research and development offset in part by general and administrative expenses. In addition, the net loss for the three months ended September 30, 2000 includes the $4.0 million one-time charge related to purchased in-process research and development.

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

LIQUIDITY AND CAPITAL RESOURCES

    In July 2001, the Company issued 3,183,335 shares of common stock at $7.50 per share in a private placement. Net proceeds to the Company from the private placement were approximately $22.3 million, after deducting expenses related to the issuance.

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

    As of September 30, 2001, the Company had cash and cash equivalents of approximately $77.0 million. Our investment policy emphasizes liquidity and preservation of principal over other portfolio considerations. We select investments that maximize interest income to the extent possible by investing cash in short-term, investment-grade, interest-bearing securities. We believe that our current cash position, along with available borrowings under our credit facilities will be sufficient to fund our operations and capital expenditures for at least the next twelve months. We anticipate that our capital expenditures for the next twelve months will be approximately $2.5 million.

    During the nine months ended September 30, 2001 and 2000, net cash used in operating activities was approximately $16.7 million and $12.1 million, respectively. This cash was used to fund our net losses for the periods, adjusted for non-cash expenses and changes in operating assets and liabilities.

    Net cash used in investing activities for the nine months ended September 30, 2001 and 2000 was approximately $1.6 million and $1.5 million, respectively. The net cash used in investing activities for the nine months ended September 30, 2001 and 2000 resulted primarily from the acquisition of laboratory equipment, furniture and fixtures and office equipment. The Company also used approximately $233,000 in cash related to the acquisition of Talaria in September 2000.

    Net cash proceeds from financing activities were $25.2 million and $83.5 million for the nine months ended September 30, 2001 and 2000, respectively. The net cash proceeds from financing activities for the nine months ended September 30, 2001 resulted primarily from $22.3 million raised in the private placement, $3.4 million of additional borrowings on the special project loan and equipment term loans, and $139,000 raised from the issuance of common stock to employees as part of the Company's equity compensation plans. The proceeds were partially offset by $689,000 of cash used to repay borrowings under equipment loans. Also, the Company issued 58,626 shares of common stock to Talaria stockholders for the payment of a milestone achieved in January 2001. The net cash proceeds from financing activities for the nine months ended September 30, 2000 resulted primarily from $56.2 million raised in the initial public offering, $26.9 million raised in preferred stock financings, $781,000 of additional borrowings on a special project loan, and $84,000 raised from the issuance of common stock to employees as part of the Company's equity compensation plans. The proceeds were partially offset by $450,000 of cash used to repay borrowings under an equipment loan.

    As of September 30, 2001, we had approximately $372,000 outstanding under an equipment term loan with a U.S. bank. Borrowings under the term loan bear interest at the bank's prime rate plus 1.0%. Also, we have a second equipment term loan with another U.S. bank. Outstanding borrowings under this equipment term loan have a weighted average interest rate of approximately 12% per annum and amounted to approximately $2.0 million as of September 30, 2001. We also have a memorandum of understanding with respect to entering into an equipment loan with an economic development group whereby we may borrow up to $500,000 for equipment purchases. Outstanding borrowings under the term loan bear interest at 4% per annum and total approximately $268,000 as of September 30, 2001. In addition, we have a special project loan with a Swedish entity with outstanding borrowings totaling 37 million Swedish kronor (approximately $3.7 million of which was outstanding as of September 30, 2001) that may only be used to finance the development of our AIM product candidate. If a related product is not developed or does not succeed in the market, our obligation to repay the loan may be forgiven. Borrowings under the Swedish credit facility bear interest at 17.0% per annum, of which 9.5% is payable quarterly. The remaining 7.5% of interest together with principal are payable in five equal annual installments starting December 2004. The Company has 13 million Swedish kronor (approximately $1.3 million as of September 30, 2001) available under this special project loan that is available upon the achievement of certain product development milestones.

    We lease our corporate and research and development facilities under operating leases expiring at various times through December 2003. Minimum annual payments under these leases for the next twelve months are approximately $701,000 as of September 30, 2001.

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

INCOME TAXES

    As of September 30, 2001, we had operating loss carryforwards of approximately $40.6 million. These net operating loss carryforwards begin to expire in 2013. Additionally, utilization of net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code. These and other deferred income tax assets are fully reserved by a valuation allowance.

EMPLOYEES

    As of September 30, 2001, we had 71 full-time employees. Of these employees, 55 were engaged in research, preclinical and clinical development, regulatory affairs, intellectual property activities, and/or manufacturing activities and 16 were engaged in general and administrative activities.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at September 30, 2001. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time will increase our interest expense. Although currency fluctuations are currently not a material risk to our operating results, we have and will continue to monitor our exposure to currency fluctuations and when appropriate, we may use financial hedging techniques to minimize the effect of these fluctuations in the future. We cannot ensure that exchange rate fluctuations will not harm our business in the future.

    PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Not applicable.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    On July 25, 2001, the Company completed a private placement of 3,183,335 shares of common stock for $7.50 per share, raising net proceeds of approximately $22.3 million. The Company relied on an exemption from registration under the Securities Act of 1933, as amended, based upon the offer and sale of the securities only to accredited investors. In August 2001, the Company filed a Registration Statement to register these shares under the Securities Act of 1933, as amended. The Registration Statement was declared effective by the Securities and Exchange Commission on September 4, 2001. In August 2000, the Company completed an initial public offering of its common stock, raising net proceeds of approximately $56.2 million. The Company invested the net proceeds from the private placement and the initial public offering in short-term, investment-grade, interest-bearing securities. These proceeds, as well as proceeds from earlier private placements, are being used to fund research and development, payments under current licensing agreements, and for other working capital and general corporate purposes, including employee compensation.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.


ITEM 5.  OTHER INFORMATION

    Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS


    NUMBER                                                    EXHIBIT
--------------- -----------------------------------------------------------------------------------------------------
    10.33       Commercial Sublease between SWMF Holdings Corporation and Esperion Therapeutics, Inc. dated as of
                June 22, 2001.

    10.34       Lease Extension - Second Renewal Term between Maxey LLC and Esperion Therapeutics, Inc. dated
                September 21, 2001.

    10.35@      License Agreement Michigan File 1855 Technology between the Regents of the University of Michigan and Esperion Therapeutics, Inc. dated effective September 18, 2001.

@ Confidential treatment has been requested with respect to the portions of the Agreement indicated with brackets and asterisks [***]. A complete copy of this Agreement, including the redacted portions, has been separately filed with the Securities and Exchange Commission.

(B) REPORTS ON FORM 8-K

    Not applicable.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 9, 2001              ESPERION THERAPEUTICS, INC.
                                     (Registrant)


                                 By: /s/ Roger S. Newton
                                     --------------------------------------
                                     Roger S. Newton
                                     President and  Chief Executive Officer
                                     (Principal Executive Officer)


                                 By: /s/ Timothy M. Mayleben
                                     --------------------------------------
                                     Timothy M. Mayleben
                                     Vice President and Chief Financial Officer
                                     (Principal Financial Officer)

                                INDEX TO EXHIBITS


    NUMBER                                                    EXHIBIT
--------------- -----------------------------------------------------------------------------------------------------
    10.33       Commercial Sublease between SWMF Holdings Corporation and Esperion Therapeutics, Inc. dated as of
                June 22, 2001.

    10.34       Lease Extension - Second Renewal Term between Maxey LLC and Esperion Therapeutics, Inc. dated
                September 21, 2001.

    10.35@      License Agreement Michigan File 1855 Technology between the Regents of the University of Michigan and Esperion Therapeutics, Inc. dated effective September 18, 2001.

 @ Confidential treatment has been requested with respect to the portions of the Agreement indicated with brackets and asterisks [***]. A complete copy of this Agreement, including the redacted portions, has been separately filed with the Securities and Exchange Commission.