Form 10-K
period 2001-12-31
ESPERION THERAPEUTICS INC/MI
filed 2002-03-14
CIK 1066745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2001, OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

☒ Yes         ☐ No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant as of March 1, 2002, computed by reference to the closing price on The Nasdaq National Market® on such date, was approximately $161,591,764.

     The number of outstanding shares of the registrant’s common stock, as of March 1, 2002, was 29,198,816.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the 2002 Annual Meeting of Stockholders are incorporated by reference into Part III and certain documents are incorporated by reference into Part IV.

ESPERION THERAPEUTICS, INC.

FORM 10-K

Forward-Looking Information is Subject to Risk and Uncertainty

      The information contained in this report includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, as enacted by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are often identified by words such as “hope,” “may,” “believe,” “anticipate,” “plan,” “expect,” “require,” “intend,” “assume” and similar expressions. The Company cautions readers that forward-looking statements, which speak only as of the date of this filing, are based on management’s current expectations, estimations and projections and involve certain factors, such as risks and uncertainties, which may cause our actual results, performance or achievements to be far different from that suggested by our forward-looking statements. These factors include, but are not limited to, risks associated with: the progress and cost of development of our product candidates; risks associated with the extent and timing of market acceptance of new products by the Company or its competitors; dependence on third parties to conduct clinical trials for our product candidates; the extent and timing of regulatory approval, as desired or required, for our product candidates; dependence on licensing arrangements and other strategic relationships with third parties for the research, development, manufacturing and commercialization of our products; risks related to clinical trials and manufacturing; dependence on patents and proprietary rights; procurement, maintenance, enforcement and defense of the Company’s patents and proprietary rights; competitive conditions in the industry; business cycles affecting the markets in which the Company’s products may be sold; extraordinary events, such as litigation; risks inherent in seeking and consummating acquisitions, including the diversion of management attention to the assimilation of the operations and personnel of the acquired business; risks relating to the timing and extent of the Company’s financing needs; fluctuations in foreign exchange rates; and economic conditions generally or in various geographic areas. All of the foregoing factors are difficult to forecast. These risks and uncertainties are discussed below in the section entitled Factors Affecting our Future Prospects. We do not intend to update any of these factors or to publicly announce the results of any revisions to any of these forward-looking statements.

PART I

Item 1. Business

Overview

      Esperion Therapeutics, Inc. is a biopharmaceutical company dedicated to the discovery and development HDL-targeted therapies for the treatment of cardiovascular and metabolic diseases. We have focused our initial drug development and discovery activities on a novel class of drugs to treat acute and chronic cardiovascular and metabolic diseases. We intend to commercialize a novel class of drugs that focuses on a new treatment approach we call “HDL Therapy,” which is based upon our understanding of high density lipoprotein, or HDL, function. Through HDL Therapy, we intend to exploit the beneficial properties of HDL in cardiovascular and metabolic diseases with a portfolio of product candidates.

      We are currently developing five product candidates, including four biopharmaceuticals: ETC-588, or LUV; ETC-216, or AIM; ETC-642, or RLT Peptide; and ETC-276, or ProApoA-I; and one small molecule, ESP 31015. The biopharmaceuticals are currently being developed for the treatment of acute coronary syndromes, while the small molecule will target chronic treatment of risk factors associated with cardiovascular diseases. Each of these product candidates, as explained in detail under “Our Products in Development,” is designed to enhance the naturally occurring processes in the body that remove excess cholesterol from arterial walls. We currently have three product candidates in the clinical phase of development. The first Phase II clinical trial for ETC-588 in patients with stable atherosclerosis was completed and an additional Phase II trial will be initiated in 2002. We are currently enrolling patients in the first Phase II clinical trial for ETC-216 in patients with acute coronary syndromes. Results from this trial are expected in the second half of 2002. A Phase I clinical trial was commenced for ETC-642 in patients with existing cardiovascular disease and data from this trial are expected in the second half of 2002. We expect to continue clinical testing of these three product candidates during 2002, and are preparing to bring additional product candidates into clinical development.

      Our product development to date has used in vitro assays, testing procedures performed outside the body, animal models, which we believe are appropriate at this stage of development and, in several cases, human clinical testing. Clinical and preclinical studies suggest that our product candidates increase HDL-cholesterol, or HDL-C, or its function, and enhance the removal of excess cholesterol and lipids from the walls of arteries. Preliminary results in early clinical trials suggest that ETC-588 and ETC-216 increase the mobilization of cholesterol, as evidenced by measurements of the amount of cholesterol in the blood both before and after administrations. Third-party published reports of preliminary human clinical studies of products that are similar to some of our product candidates suggest that these compounds may increase elimination of cholesterol from the body by enhancing the efficiency of the reverse lipid transport, or RLT, pathway. We believe that the biopharmaceutical therapies that we are developing could potentially enhance the naturally occurring processes in the body for the removal of excess cholesterol and other lipids from arterial walls. We believe that this removal of excess cholesterol from the body will lead to improvements in vascular structure and function, which will ultimately lead to a reduction in clinical events resulting from cardiovascular disease and atherosclerosis. Our clinical development plan is focused on planning and conducting clinical trials to demonstrate these benefits.

      We are also pursuing the discovery and development of orally active, organic small molecules designed to increase HDL-C levels and/or enhance its function to stimulate the RLT pathway. We believe that some of these small molecules may also possess anti-diabetic, anti-obesity and/or lipid management properties. We have implemented several strategies to develop these potential product candidates based on well-known mechanisms by which HDL is produced in the body. One strategy has yielded several classes of active molecules. We believe that our drug discovery technologies and scientific and drug development expertise have potential applicability to a broad range of cardiovascular and metabolic diseases, including treatments for heart disease, diabetes and obesity.

      We were incorporated in Delaware and commenced operations in May 1998. We became a public company in August 2000 with the closing of our initial public offering and our common stock trades on The Nasdaq National Market under the symbol “ESPR.” Our executive offices and primary research facility are located at 3621 South State Street, 695 KMS Place, Ann Arbor, Michigan 48108, and our telephone number is (734) 332-0506.

Background

  General

      The cardiovascular system is comprised of the heart and blood vessels and delivers oxygen and other nutrients to the tissues and organs of the body, such as the brain, kidneys and lungs; in addition, it is able to remove waste products. The heart propels blood through a network of arteries and veins. The kidneys regulate the blood volume, and the lungs put oxygen in the blood and remove carbon dioxide. To accomplish these tasks, the cardiovascular system must maintain adequate blood flow, which can be dramatically reduced by the excessive deposit of a fat called “cholesterol” within the arterial walls. Cholesterol is essential for cells to function normally. Our bodies obtain cholesterol both through the foods we eat and by manufacturing cholesterol inside some of our cells and organs. Cholesterol either remains within the cell or is transported by the blood to various organs. The major carriers for cholesterol in the blood are lipoproteins, which are particles composed of fat and protein, including low density lipoprotein, or LDL, and high density lipoprotein, or HDL. LDL delivers cholesterol to organs where it can be used to produce hormones, maintain healthy cells or be transformed into natural products that assist in the digestion of other lipids. HDL removes excess cholesterol from arteries and tissues and transports it back to the liver for elimination.

      The RLT pathway consists of a four-step process responsible for removing excess cholesterol from arteries and transporting it to the liver for elimination from the body. The first step is the removal of cholesterol from arteries by HDL in a process called “cholesterol removal.” In the second step, cholesterol is converted to a new form that is more tightly associated with HDL as it is carried in the blood; this process is called “cholesterol conversion.” The third step is the transport and delivery of that converted cholesterol to the liver in a process known as “cholesterol transport.” The final step is the transformation and discarding of cholesterol by the liver in a process called “cholesterol elimination.” We believe our product candidates have the potential to enhance the effectiveness of these four steps in the RLT pathway in humans.

      In a healthy human body, there is a balance between the delivery and removal of cholesterol. Over time, however, an imbalance can occur in our bodies in which there is too much cholesterol delivery by LDL and too little removal by HDL. When people have a high level of LDL cholesterol, or LDL-C, and a low level of HDL-C, the imbalance results in more cholesterol being deposited in arterial walls than being removed. This imbalance can also be exaggerated by, among other factors, age, gender, high blood pressure, smoking, diabetes, obesity, genetic factors, physical inactivity and consumption of a high-fat diet. The excess cholesterol carried in the blood in LDL particles can be deposited throughout the body, but frequently ends up in arterial walls, especially those found in the heart. As a consequence, repeated deposits of cholesterol, called plaque, form and can narrow or block the arteries, possibly leading to a heart attack or stroke.

  Cardiovascular Disease

      According to the American Heart Association, cardiovascular disease is the number one killer of American men and women. In 2002, the direct and indirect annual cost of cardiovascular disease was estimated to be $325 billion, of which approximately $32 billion is spent annually on drug therapy. The most prominent form of cardiovascular disease is atherosclerosis, a systemic disease that includes the buildup of plaque in arterial walls limiting blood flow to the heart, brain, other vital organs and extremities. Atherosclerosis can result in heart attacks, chest pain, known as angina, and a variety of other complications, and is responsible for over half of all deaths from cardiovascular disease.

  Importance of HDL in Cardiovascular Disease

      Physicians recognize high LDL-C and low HDL-C levels as risk factors for cardiovascular disease. In addition, high HDL-C levels generally are associated with lower incidence of cardiovascular disease. Clinical studies have suggested that:

•	Low levels of HDL-C are a risk factor for coronary heart disease. The first study suggesting that people with low HDL-C had increased risk of atherosclerotic cardiovascular disease was reported in 1951. Since that time, a number of studies have confirmed that low HDL-C levels are a risk factor for coronary heart disease.

•	Increasing HDL-C reduces risk of coronary heart disease. The Helsinki Heart Study, completed in 1987, suggested that increasing HDL-C levels reduced the risk of coronary heart disease in individuals at risk due to low HDL-C, high LDL-C, and high triglycerides, another type of lipid.

•	Increasing HDL-C levels reduces the risk of death from coronary artery disease, heart attack or stroke. The Veterans Affairs Cooperative Studies Program High Density Lipoprotein Cholesterol Intervention Trial, completed in 1999, suggested that men with coronary artery disease who took a lipid regulating drug for five years experienced on average a 6% increase in HDL-C, resulting in a 24% risk reduction in death due to coronary artery disease, heart attack or stroke.

•	Low levels of HDL-C translate to a low survival rate following coronary bypass surgery. A 20-year study completed by The Cleveland Clinic Foundation in 1999 suggested that people with low HDL-C levels have a lower survival rate following coronary bypass surgery. This study suggests the importance of HDL-C in minimizing the necessity of post-operative treatments.

      In addition, published pre-clinical studies by third parties suggest other protective properties of HDL, such as reducing inflammation in arteries.

Current Treatments for Cardiovascular Disease

      Treatments are either short-term solutions, termed “acute” by physicians, or long-term solutions, termed “chronic.” Acute treatments are reserved for more life-threatening cardiovascular conditions, such as a heart attack, a condition where there is a shortage of oxygen-rich blood available to the heart. In contrast, chronic treatments are used to prevent cardiovascular disease from growing worse and having to resort to acute treatments. Current acute treatments may include costly invasive procedures, while chronic treatments are usually in tablet or pill form. Chronic treatments have focused more on “stable” atherosclerosis and have been successful at showing benefits over long periods of time (i.e., months or years). We believe that current trends indicate a growing interest in finding successful treatments for “unstable” acute coronary syndromes and looking for clinical benefits in short periods of time (i.e., days or weeks) rather than months or years.

  Acute Treatments

      Acute treatments are required when blood flow to the heart is severely restricted and the patient is at immediate risk for further complications. Two of the most common invasive procedures used to restore blood flow are bypass surgery and percutaneous coronary intervention (PCI) (i.e., balloon angioplasty, with or without stents). In bypass surgery, a cardiovascular surgeon redirects blood flow around the blocked arteries by grafting a healthy vessel removed from another location in the patient. In PCI, a thin flexible tube with an inflatable balloon at its end is positioned in the artery at the point of blockage. The balloon is then inflated and this pushes aside the plaque that causes the blockage, resulting in a reopening of the artery to allow greater blood flow. Frequently, a cardiologist reinforces the newly opened artery with a wire-mesh cylinder called a stent. In addition, these patients with acute coronary syndromes may be prescribed aspirin, clopidogrel, heparin, nitrates, IIb/ IIIa inhibitors, beta-blockers, fibrinolytic therapy, statins and ACE inhibitors. Despite these many treatments and/or procedures, there still exists a short-term risk for recurrent clinical events.

      The primary benefit of successful acute treatments is the immediate restoration of oxygen-rich blood flow to the heart. However, the major drawbacks are that:

•	These procedures are invasive to the patient and involve opening up the chest cavity to expose the heart, as in coronary bypass surgery, or inserting a thin flexible tube through a leg artery and advancing it to the heart, as in PCI. Invasive procedures by their nature involve a risk of complications, including death. For example, up to 3.5% of coronary bypass patients die from post-operative complications.

•	There is significant recovery time after coronary bypass surgery.

•	These invasive procedures are very costly, averaging several tens of thousands of dollars each.

•	Many patients are not eligible for invasive surgical procedures due to their medical and/or treatment history and physical condition.

•	Atherosclerosis affects the entire cardiovascular system and since acute procedures are localized and treat only one segment of a diseased artery at a time, many diseased arteries are left untreated after using these localized invasive procedures.

      According to the American Heart Association, it is estimated that in 1999, 557,000 coronary bypass surgeries were performed on 355,000 patients in the United States with an average cost of about $45,000. In 1999, approximately 601,000 PCI procedures were performed in the United States. The average cost of a PCI is $20,000 and more when a stent is used.

  Chronic Treatments

      The initial recommendation for a patient with elevated LDL-C, a well-known risk factor, is frequently a change in lifestyle involving exercise combined with a low-fat, low-cholesterol diet. If a patient’s cholesterol level does not improve, then a physician moves to the next step of treatment to achieve acceptable levels of cholesterol in the blood.

      Chronic treatments for cardiovascular disease have the goal of preventing or limiting progression of the disease to reduce risk of heart disease, disability or death. Physicians frequently will prescribe a statin drug that lowers the level of LDL-C in the blood by inhibiting cholesterol production in the body. These drugs can also lower triglycerides, a type of lipid, and have the ability to slightly raise HDL-C. Recent studies have shown that the statins reduce the risk of illness or death from cardiovascular disease by approximately 30%.

These drugs reduce the rate of progression of atherosclerosis in a majority of patients. However, statins have not been consistent in demonstrating regression of atherosclerotic disease.

Our Strategy

      We are taking a product-focused approach towards drug development. The key elements of our business strategy are as follows:

•	Develop several different drug candidates for HDL Therapy. Based on our understanding of the RLT pathway, we have identified a portfolio of product candidates that we believe could provide a broad spectrum of treatment options for cardiovascular and metabolic diseases. These product candidates are focused on improving HDL function in the RLT pathway and removing excess cholesterol from the walls of arteries. Our portfolio currently consists of three distinct types of HDL therapies: HDL mimetics, “cholesterol sponges” and small molecules that stimulate the RLT pathway. Each of these therapies is described in more detail in the section below entitled Our Products in Development.

•	Leverage experienced scientific and drug development expertise. We are managed by an experienced group of drug developers with significant expertise in cardiovascular research and drug development. Roger S. Newton, Ph.D., President and Chief Executive Officer of Esperion, was the co-discoverer, chairman of the discovery team and a member of the development team for the drug atorvastatin (Lipitor®). Sales of Lipitor exceeded $6.4 billion in 2001. Other members of our management team have participated in the discovery, clinical development and/or commercialization of many other high profile therapies, including Lipitor®, Lopid®, Pravachol®, Glucophage® and Plavix®. In addition, we have discovered HDL elevators and have successfully recruited the inventors of two of our drug candidates.

•	Optimize clinical and regulatory strategies. We believe that by initially focusing on acute treatments for our biopharmaceutical product candidates, we hope to achieve an abbreviated development time, as compared to what would be expected with chronic treatments. This may result in a faster time to market, which will benefit patients with cardiovascular disease. We intend to perform clinical trials on our biopharmaceutical product candidates to rapidly assess efficacy for well-defined cardiovascular endpoints in the treatment of acute coronary events. Concurrently, we are discovering and developing small molecules that we intend to use as a chronic therapy to complement the acute therapies of our biopharmaceuticals.

•	Retain significant marketing rights to our product candidates. Our goal is to retain some or all of the marketing rights to our product candidates in order to maximize our financial return as well as to ensure that they will be successfully commercialized. By completing as much of the preclinical and clinical development work both independently and with contract research organizations as is feasible, we hope to be able to negotiate more favorable terms for any such partnering arrangements.

      We anticipate that our most significant expenditures will be for further clinical development of our product candidates, payments under current licensing agreements, ongoing research, discovery and development activities, the manufacture of preclinical and clinical material, and general corporate and working capital purposes.

Our Products in Development

      Our initial product development efforts are focused on developing a novel class of drugs designed to treat both acute and chronic atherosclerotic disease using HDL Therapy. Our product candidates are designed to enhance HDL function and the four steps of the RLT pathway. Our product development to date has used in vitro assays, testing procedures performed outside the body, animal models which we believe are appropriate at this stage of development and, in several cases, human clinical testing. We currently have three product candidates actively in the clinical phase of development. We expect to continue clinical testing of these three product candidates during 2002, and are preparing to bring additional product candidates into clinical development. Our human clinical trials may not commence or proceed as anticipated and we may not be able to demonstrate the same levels of safety, efficacy or other results in clinical trials that have been suggested in our preclinical or early clinical trials, or in studies by third parties with products similar to ours.

  ETC-588 (LUV)

      We are developing ETC-588 (large unilamellar vesicles, or LUV), as an acute treatment for acute coronary syndromes, or reduced blood flow to the heart, caused by atherosclerosis. LUV are spherical particles made of naturally occurring lipids that can remove cholesterol from cells, including those in the arterial wall. In effect, these particles act as “cholesterol sponges” and can cycle back through arteries several times to remove more cholesterol. We believe that this process will allow the body to significantly increase the amount of cholesterol it is able to remove and improve cardiovascular health and function. We believe that LUV have a high capacity to transport cholesterol, the third step in the RLT pathway, and deliver it to the liver for elimination from the body.

      Two third party preclinical animal studies were published involving the administration of LUV. These studies showed the removal of cholesterol from arteries and the regression of atherosclerosis, thereby helping arteries regain their flexibility and function. The material used in these studies was similar to the LUV that we are developing. None of the studies were conducted by us or on our behalf.

      Phase I single and multiple dose tolerance studies in healthy volunteers were completed in 2000. Analysis of data from those studies suggests a dose-dependent cholesterol mobilization. In November 2001, we reported preliminary results from our Phase IIa clinical study and we expect to report more complete data during the second quarter of 2002 at a peer-reviewed scientific meeting. The preliminary findings from this study indicate that ETC-588 met the study’s primary endpoint of demonstrating safety and tolerability in patients with known vascular disease.

      The Phase II a study was a double-blind, randomized, placebo-controlled, multiple-dose study designed to determine the optimal dose and dosing schedule and effect of ETC-588 in thirty-four evaluable patients with stable known vascular disease and HDL-C less than or equal to 45 milligrams per deciliter. Patients were administered one of three dose strengths (50, 100, 200 milligrams per kilogram) or placebo every four or seven days. Patients administered the 100 and 200 mg/kg doses each received seven doses for either four or six weeks, while the 50 mg/kg dose group received fourteen doses for either eight or thirteen weeks. In this study, ETC-588 was safe and well-tolerated at all dose levels and dose regimens. Based on the results of this study, an optimal dosing schedule of every seven days has been defined for future study of ETC-588. Patients administered ETC-588 also showed evidence of dose-related cholesterol mobilization.

      In addition, we conducted a sub-study in this Phase IIa trial using magnetic resonance imaging (MRI) technology to assess its feasibility as an appropriate imaging modality. The Company believes that the findings from this study support the feasibility of utilizing MRI to assess the vascular structure of the carotid arteries. This technology will be utilized in future studies of ETC-588 to assess a primary endpoint of rapid changes in plaque volume and composition.

      We will conduct a second Phase II clinical trial in 2002 to, among other things, use MRI technology to assess the amount and rapidity of changes in plaque volume. Additional efficacy endpoints may also be studied. The second Phase II study will be initiated in the first quarter of 2002.

  ETC-216 (AIM)

      We are developing ETC-216 (apolipoprotein A-I Milano, or AIM), for the treatment of acute coronary diseases caused by atherosclerosis. The clinical use of ETC-216 as a human recombinant protein complexed to phospholipid is to mimic HDL and/or enhance its function. AIM is a variant form of apolipoprotein A-I, the major protein component of HDL, and is present in a small population of Northern Italians with paradoxically low HDL-C levels. Low HDL-C levels normally would correlate with high risk for cardiovascular disease; however, those people with the Milano variant of apolipoprotein A-I tend to show a lower risk of cardiovascular disease, presumably due to enhanced reverse lipid transport.

      We believe that infusion of ETC-216 in humans will enhance the RLT pathway. Published third-party reports in 1998, 1999 and 2001 have shown that in animal models, AIM reduced atherosclerotic lesions and their lipid content and prevented inflammation and clotting. A 1999 report of in vitro tests showed that AIM increased cholesterol removal. The 2001 report demonstrated stabilization of atherosclerotic lesions within 48 hours. Also, published third-party reports in 1994 and 1995 showed that AIM inhibited restenosis following balloon angioplasty in two animal models. The material used in these studies is similar to ETC-216 that we are currently developing. None of these studies were conducted for us or on our behalf.

      We completed and reported positive data from a Phase I single-dose clinical trial of ETC-216 in Europe in the first quarter of 2001. We initiated a multiple-dose, multi-center Phase II clinical study in patients with acute coronary syndromes in the fourth quarter of 2001. The purpose of this study is to provide evidence that ETC-216 is effective in regressing coronary atherosclerosis by measuring changes in plaque size utilizing intravascular ultrasound (IVUS). The trial is a randomized, double-blind study that is evaluating the efficacy and safety of ETC-216 at two different dose levels of intravenous infusions, compared to placebo, administered every seventh day with a maximum of five doses. The study will evaluate fifty patients with acute coronary syndromes, who are scheduled to undergo coronary angiography and/or angioplasty. The primary endpoint is the effect of ETC-216 on plaque size of one targeted coronary artery, which will be measured by atheroma volume through the use of IVUS. In IVUS, a tiny ultrasound probe is inserted into the coronary artery to directly image atherosclerotic plaques.

      We acquired exclusive worldwide rights for AIM from Pharmacia in July 1998. Under the license agreement with Pharmacia, at the completion of Phase II clinical trials, Pharmacia has the exclusive right of election to co-develop and the exclusive right to market products that include AIM as an active ingredient in countries outside of the United States and Canada. In addition, if we pursue a co-development and co-promotion arrangement in the United States and Canada, Pharmacia has the right of first negotiation.

ETC-642 (RLT Peptide)

      We are developing ETC-642 (RLT Peptide) for the treatment of acute coronary diseases caused by atherosclerosis. ETC-642 mimics the biological properties of apolipoprotein A-I, to promote cholesterol removal from arterial walls and other tissues and enhance reverse lipid transport. ETC-642 is a complex of peptide and phospholipids that mimics the functions of HDL. ETC-642 has been shown in our preclinical studies to increase the HDL-C fraction and to enhance cholesterol mobilization. Because of these properties, we believe that administration of ETC-642 may stimulate cholesterol removal in patients.

      The patent applications that were filed in 1997 for the technology relating to series of RLT peptides describe experiments of the compound in vitro and in vivo, including in human blood samples. These experiments showed that RLT peptides similar to the RLT Peptide that we are developing interact with and activate important enzymes in the RLT pathway and stimulate cholesterol removal. The results of a preclinical animal model study described in the patents showed that the administration of an RLT peptide complexed to phospholipids increased HDL-C levels in the blood. The RLT peptide complex used in this study is similar to the RLT Peptide that we are developing. This study was not conducted for us or on our behalf.

      Our goal is to establish in human clinical trials that intravenous infusions of ETC-642 are safe and can remove cholesterol from the walls of arteries, thus increasing blood flow and reducing the death and disability associated with atherosclerosis. During 2001, we initiated a Phase I clinical study of ETC-642 in patients with existing cardiovascular disease. The Phase I clinical trial is a single-dose study in patients with stable atherosclerosis to determine the safety, tolerability, pharmacokinetic and cholesterol mobilization properties of ETC-642. We expect to report results from this Phase I clinical trial in the middle of 2002. Following the completion of this Phase I trial and review of the data, the Company expects to conduct a multiple-dose study in patients beginning in the second half of 2002 to examine dosing regimens and certain efficacy parameters.

ETC-276 (ProApoA-I)

      We are developing ETC-276 (ProapolipoproteinA-I, or ProApoA-I), for the treatment of acute coronary diseases caused by atherosclerosis. ProApoA-I is a naturally occurring protein found in all humans that forms particles with lipids similar to HDL.

      In the blood, ProApoA-I is converted to ApoA-I, which is responsible for all four steps of the RLT pathway. A 1995 published report of in vitro tests showed that ProApoA-I had properties important for the removal of cholesterol from cells. Results from animal studies in several species demonstrated that ProApoA-I activated the RLT pathway. A third-party published report showed that when ProApoA-I was infused into people with high cholesterol levels ProApoA-I increased elimination of cholesterol from the body by enhancing the RLT pathway. The material used in these studies is similar to the ProApoA-I that we are currently developing. None of the studies noted were conducted for us or on our behalf.

      Our goal is to show that intravenous infusions of ETC-276 can help remove cholesterol from arteries, thus increasing blood flow and reducing the symptoms associated with atherosclerosis. The Company’s patent coverage for ETC-276 only extends to 2008; therefore, we are looking at alternatives to enhance the intellectual property protection for this product candidate. In addition, during 2002, the Company will continue pre-clinical development activities in the ProApoA-I program and will be evaluating various strategies related to the production of ProApoA-I. As these goals are achieved, we intend to continue the clinical development of this product candidate as a second generation to our other product candidates that mimic the properties and function of HDL.

ESP 31015 (HDL Elevators)

      We are pursuing the discovery and development of orally active, organic small molecules designed to increase HDL-C levels and/or enhance their function to stimulate the RLT pathway. We believe that some of these small molecules may also possess anti-diabetic, anti-obesity and/or lipid management properties. We have implemented several strategies to develop these product candidates based on well-known mechanisms by which HDL is produced in the body. One strategy has yielded several classes of active molecules.

      Our preclinical studies demonstrated that several classes of molecules elevate HDL-C in animal models. These molecules can also control lipid production and digestion in cells from rats, rabbits, hamsters and humans, and inhibit the progression of atherosclerosis in an animal model. We believe that these classes of molecules may also possess anti-diabetic and anti-obesity properties. Our goal is to establish in human clinical trials that orally administered small molecules are a safe chronic treatment to enhance the RLT pathway while simultaneously treating conditions affecting the diabetic or obese patient.

      We have identified a lead candidate from our small molecule discovery program, which we designate ESP 31015. Upon completion of certain pre-clinical and toxicology studies, the Company intends to file an Investigational New Drug application, or IND, late in 2002 and begin Phase I clinical testing on ESP 31015 in the first half of 2003. In the meantime, other small molecule candidates are being evaluated for potential development in the future.

Research and Development

      We have devoted substantially all of our resources since we began our operations in May 1998 to the research and development of pharmaceutical product candidates for cardiovascular and metabolic diseases. Our research and development expenses were $21.5 million, $22.6 million and $8.5 million in 2001, 2000 and 1999, respectively. Research and development expenses include both external and internal costs related to the research and development activities of our existing product candidates as well as discovery efforts on potential new product candidates. External costs include costs related to manufacturing, clinical trials, toxicology or pharmacology studies performed by third parties, milestone payments under certain license agreements and other related expenses. Internal costs include all payroll and related costs attributable to research and development activities, as well as an allocation of overhead expenses incurred by the Company. Some of these research and development expenses funded research to study the potential connection between the presence of low HDL-C levels and the incidence of metabolic disorders such as diabetes and obesity.

      We have implemented strategies in research and development, which we believe will generate a pipeline of new drugs for the treatment of cardiovascular and metabolic diseases including lipid disorders, diabetes, obesity, and related complications. These strategies include an intensive effort to identify both orally active small molecules and novel biopharmaceuticals.

      Small molecule discovery efforts, focused on lipid disorders, are aimed to identify drugs that increase HDL-C levels and/or enhance their function to stimulate the RLT pathway. HDL or its lipid and protein components are synthesized and replenished via three pathways in the body:

•	digestion of triglycerides in triglyceride — rich lipoproteins;

•	synthesis of apolipoprotein A-I; and

•	effluxing of cell-derived cholesterol into pre-existing HDL.

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

      Small molecule discovery efforts focused on diabetes and obesity are aimed to improve the insulin sensitivity of resistant tissues and to enhance the breakdown of fat from adipose tissue, the storage site for fat. We believe that some pathways involved in HDL synthesis and replenishment intersect with pathways affecting insulin resistance and the breakdown of fat. We believe that identifying those points of intersection will accomplish two goals:

•	accelerate our discovery process by helping us define new chemical structures; and

•	provide novel, validated molecular targets for in-house drug discovery efforts and/or assets for industry collaborations.

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

      We believe that the clinical development plan for our product candidates can be achieved by the following:

•	Phase I. We need to prove the safety and tolerability of our product candidates. In addition, we begin to look at dose levels and dosing regimens; that is, how much drug should be administered and how often. Finally, in Phase I, we look for evidence of cholesterol mobilization in humans. Mobilization can be measured using various clinical chemistry tests such as the level of cholesterol in the blood both before and after treatment.

•	Phase II. We will continue to monitor safety and tolerability in patient populations. We will identify optimal dose and dose regimens including the number of treatments and length between treatments. Finally, we will examine efficacy parameters including changes in vascular structure and function. We can look at plaque structure and volume changes using various imaging modalities such as MRI or IVUS and study vascular function using brachial artery ultrasound. These measurements will provide evidence as to whether our product candidates are having an impact on the plaque in the walls of the arteries.

•	Phase III. During Phase III, we believe that we will need to show evidence of clinical benefit and establish effectiveness of our product candidates through improvements in cardiovascular clinical outcomes such as morbidity, mortality, heart attacks, hospitalizations, revascularizations and other clinical events. Because we are targeting acute treatments with our biopharmaceuticals, we need to show an impact on these clinical events in a short period of time following treatment.

Marketing and Sales

      We currently have no sales or distribution capabilities. In order to successfully commercialize any of our product candidates, we must either internally develop full sales, marketing and distribution capabilities or make arrangements with third parties to perform these services. We intend to sell, market and distribute some products directly and rely on relationships with third parties to sell, market and distribute other products. To market any of our products directly, we must develop a marketing and sales force with technical expertise and with supporting distribution capabilities. Since 2000, we have had a marketing director to develop commercialization strategies for our product candidates and to conduct market research on the target indications for our product candidates.

      Our licensors have granted us exclusive rights to market our product candidates, except for ETC-216. We acquired exclusive worldwide rights for AIM from Pharmacia in July 1998. Under this agreement, at the completion of Phase II clinical trials, Pharmacia has the exclusive right of election to co-develop and the exclusive right to market products that include AIM as an active ingredient in countries outside of the United States and Canada. In addition, if we pursue a co-development and co-promotion arrangement in the United States and Canada, Pharmacia has the right of first negotiation.

      In the United States, we do not intend to enter into co-development, co-promotion or out-licensing arrangements for our biopharmaceutical product candidates until they are in clinical development. We believe the preferred partnering deal would occur after Phase I/ II and would consist of a co-development and co-promotion relationship with one or more companies that have established distribution systems and direct sales forces. In international markets, we intend initially to seek strategic relationships to market, sell and distribute our product candidates, but we may eventually become involved in direct sales and marketing activities internationally.

Manufacturing

Manufacturing and Materials Supply

      We currently rely, and will continue to rely for at least the next few years, on contract manufacturers to produce sufficient quantities of our product candidates for use in our preclinical and clinical trials and ultimately for commercial purposes. We also rely, and intend to continue to rely, on third parties to provide the components of these product candidates, such as proteins, peptides, phospholipids and bulk chemical materials.

      There is currently a limited supply of some of the components needed to manufacture our product candidates. In particular, the production capacity available in the world for the proteins contained in ETC-216 and ETC-276 is currently limited. Furthermore, the contract manufacturers that we have identified and worked with to date only have limited experience at manufacturing, formulating, analyzing, and filling and finishing our product candidates in quantities sufficient for conducting clinical trials or for commercialization. There are companies throughout the world that have begun to make investments in additional capacity through the construction of new facilities or renovation of existing facilities; however, these facilities will take time to construct, require a significant capital investment and must comply with regulatory specifications.

      The process for manufacturing proteins and formulating them into protein/lipid complexes is complicated. We do not have any experience in the commercial-scale manufacturing of any of ETC-588, ETC-216, ETC-642, ETC-276 or ESP 31015. Each of these product candidates has a unique manufacturing process. Our product candidates will need to be manufactured in facilities and using processes that comply with current Good Manufacturing Practices, or cGMP requirements and other similar regulations, including those from outside the United States. It takes a substantial period of time to produce proteins, peptides, phospholipids and certain small molecules in compliance with such regulations. If we are unable to establish and maintain relationships with third parties for manufacturing sufficient quantities of our product candidates and their components that meet our planned time and cost parameters, the development and timing of our clinical trials and commercialization strategy may be adversely affected.

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

      In connection with the agreements described below, we may be obligated to make various milestone payments which could amount to $28.3 million and future royalty payments, pursuant to formulas in the agreements, over the next several years. At the present time, it is uncertain as to whether we will be required to make any of these additional payments.

  ETC-588 (LUV)

      In March 1999, we exclusively licensed certain LUV technology from Inex Pharmaceuticals Corp., or Inex, on a worldwide basis. Inex owns granted patents in 13 European countries covering the LUV technology and exclusively licenses, from the University of British Columbia, two issued U.S. patents and one pending U.S. patent application. The European patents claim methods for treatment of atherosclerosis using liposomes. The U.S. patents and patent application claim liposome structure and chemical makeup and methods for treatment of disease, including atherosclerosis. The U.S. patents expire no earlier than 2014. The European patents expire in 2011.

      We paid Inex $250,000 at the time we entered into the license agreement with Inex for LUV in March 1999. Our license agreement with Inex, as amended, requires us to make payments to Inex as milestones are achieved, and to pay Inex royalties on sales of products that are covered by the licensed patents or developed using the licensed technology. The first milestone payment of $100,000 was paid to Inex in the first quarter of 2001, based upon enrollment of our first patient in a Phase II clinical trial. Additional milestone payments will be paid to Inex if and when we achieve future development milestones as defined in the agreement, up to an aggregate amount of $6.2 million. This license continues until the later of ten years from the first commercial sale of a product covered by this license or the last expiration date of any patent rights covered by this license, unless earlier terminated by a party in accordance with the terms of the license.

      In September 2000, we acquired Talaria Therapeutics, Inc., or Talaria, through which we acquired additional LUV technology, which now includes seven U.S. patents, one allowed U.S. patent application, eight pending U.S. patent applications and corresponding foreign pending patent applications claiming methods and compositions for use in treating atherosclerosis and other related disorders and angina. The issued U.S. patents expire in 2016. Under our license agreement with Inex, as amended, we are also required to pay Inex royalties on sales of products that are covered by this LUV technology.

      Our merger agreement with Talaria required us to issue 813,008 shares of common stock to former Talaria stockholders and requires us to pay: (i) up to $6.3 million in cash and/or common stock based on the achievement of four development milestones; and (ii) royalties in cash and/or common stock based on net annual sales of LUV products in North America. The combined milestone payments and royalties are subject to a maximum aggregate ceiling of $20.0 million. The first milestone was achieved in the first quarter of 2001 upon the enrollment of our first patient in a Phase II clinical trial. This milestone was paid in 2001 through the issuance of 58,626 shares of common stock. 10,127 of the initial 813,008 shares of common stock that were issued were retired in 2001 in satisfaction of an indemnity obligation of the former Talaria stockholders under the merger agreement and related documents.

  ETC-216 (AIM)

      In June 1998, we acquired exclusive, worldwide rights to AIM from Pharmacia Corporation, subject to Pharmacia’s exclusive right to co-develop and market AIM in countries other than the United States and Canada. Under our license agreement with Pharmacia, subject to Pharmacia’s exclusive right to co-develop and market products that include AIM as an active ingredient in countries other than the United States and Canada, we acquired what is now four U.S. patents and four pending U.S. patent applications, and other related foreign patents and patent applications, covering various aspects of AIM. These patents and patent applications claim methods and materials for producing AIM in bacteria and yeast, methods for purification and methods for treating atherosclerosis and other forms of cardiovascular disease with AIM. Two of the issued U.S. patents expire in 2015 and the other two issued U.S. patents expire in 2016. Corresponding patents are in effect and patent applications are pending in other countries where we believe the market potential for ETC-216 is significant, including most of the European countries and some Asian countries, including Japan.

      We paid Pharmacia $750,000 at the time we entered into our license agreement in June 1998. Our license agreement with Pharmacia requires us to make payments to Pharmacia as milestones are achieved, and to pay Pharmacia royalties on sales of products that are covered by the Pharmacia patents or developed using the Pharmacia technology. The first milestone payment of $1.0 million will be paid in cash or by issuance of a promissory note to Pharmacia if and when we have completed clinical trials showing preliminary safety and initial proof-of-concept (which may include the Phase II study that we expect to report on in the second half of 2002). We believe that this would mean clinical trials that show statistically significant results in safety and efficacy, allowing us to better define the details of any potential Phase III pivotal trials.

      If Pharmacia exercises its exclusive right to co-develop and market AIM in countries other than the United States and Canada, we will make additional milestone payments, up to an aggregate of $2.5 million, to Pharmacia. If Pharmacia does not exercise its right to co-develop and market AIM in countries other than the United States and Canada, we will make additional milestone payments, up to an aggregate of $13.5 million, to Pharmacia starting if and when we enroll the first patient in the first Phase III clinical trial for an AIM product in the United States. Instead of paying milestones in cash, if the milestone payments are greater than 10% of our cash reserves at the time of payment, we may instead make these payments by issuing to Pharmacia a promissory note.

      Under this license agreement, at the completion of Phase II clinical trials, Pharmacia has the exclusive right of election to co-develop and the exclusive right to market AIM in countries outside of the United States and Canada. In addition, if we pursue a co-development and co-promotion arrangement in the United States and Canada with a third party, Pharmacia has the right of first negotiation to co-develop and co-promote in the United States and Canada. This license expires on the latter of 2018 or upon the last of the Pharmacia patents to expire, unless terminated earlier by a party in accordance with the terms of the license.

  ETC-642 (RLT Peptide)

      Under the agreement entered into in September 1999, we exclusively licensed from a group of inventors the RLT Peptide technology, which now includes four issued U.S. patents and eleven pending U.S. and corresponding foreign, pending patent applications. The RLT Peptide technology relates to peptides and proteins that have activity equal to or greater than, ApoA-I. The issued U.S. patents expire in 2017 and are directed to peptides having ApoA-I activity, pharmaceutical compositions thereof and methods for their use. The pending patent applications are directed to peptides, drug forms containing the peptides, methods of using the peptides, pharmaceutical dosage forms of the peptides, and methods for preparing the dosage forms.

      We paid the inventors of our RLT Peptide an initial license fee of $50,000 in January 2000. Our license agreement with the inventors requires us to make payments to them as milestones are achieved, and to pay them royalties on sales of products that are covered by the inventors’ patents or developed using the inventors’ technology. The first milestone payment of $50,000 was paid to the inventors in 2001. Additional milestone payments, up to an aggregate of $2.1 million, will be paid to the inventors if and when we achieve future development milestones as defined in the agreement with the inventors. This license continues until ten years from the date of license execution or the last to expire of any of the inventors’ patents, unless terminated earlier by a party in accordance with the terms of the license.

  ETC-276 (ProApoA-I)

      In February 2000, we entered into a license agreement with Region Wallonne to obtain exclusive, worldwide rights to its patents, proprietary information and know-how concerning a precursor protein known as proapolipoprotein A-I, or ProApoA-I. We have an exclusive license to a United States patent relating to a gene sequence for ProApoA-I; expression vectors, which are the DNA sequences for the purpose of bacterial production; and a process for producing ProApoA-I. This patent expires in 2008. The agreement continues until the latter of December 2012 or the last to expire of the patents covered by the license, unless terminated earlier by a party in accordance with the terms of the license.

      We paid Region Wallonne $25,000 at the time we entered into this license agreement. We are further obligated to pay Region Wallonne royalties on sales of products that are covered by its patents. As part of this license, we agreed to purchase supplies of ProApoA-I from a manufacturer in, and entered into a research collaboration with investigators in, Region Wallonne.

  ESP 31015 and HDL Elevators

      We are also in the process of researching and developing small organic molecules that increase HDL-C levels and also molecules that possess anti-diabetic and anti-obesity and/or lipid management properties. We have filed eight United States patent applications and five international applications directed to classes of compounds having this activity, the use of these compounds and compositions containing these compounds and related to their preparation. We are also pursuing, and will continue to pursue, patent protection for other classes of compounds having this activity, which have been or will be identified in our laboratories. During 2001, we identified a lead candidate from this class of compounds — ESP 31015.

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

      Each NDA or BLA must be accompanied by a user fee, pursuant to the requirements of the Prescription Drug User Fee Act (PDUFA) and its amendments. According to the FDA, in 2002 the user fee for an application requiring clinical data, such as a full NDA or BLA, is $313,320. The FDA adjusts the PDUFA user fees on an annual basis. PDUFA is up for reauthorization and will sunset on October 1, 2002, unless reauthorized by Congress.

      This process can take a number of years and requires substantial financial resources. There are no assurances that NDAs or BLAs for the product candidates will be accepted or approved. The results of preclinical studies and initial clinical trials are not necessarily predictive of the results of these specific formulations or the results of large-scale clinical trials, and clinical trials may be subject to additional costs, delays or modifications due to a number of factors, including the difficulty in obtaining enough patients, clinical investigators, product candidate supply, or financial support. The FDA may also require testing and surveillance programs to monitor the effect of approved product candidates that have been commercialized, and the FDA has the power to prevent or limit further marketing of a product candidate based on the results of these post-marketing programs. Upon approval, a product candidate may be marketed only in those dosage forms and for those indications approved in the NDA or BLA. However, if approved by the FDA, drug marketers in some limited circumstances may be permitted to distribute published peer-reviewed scientific materials to physicians concerning indications outside of the FDA labeling.

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

      Under the FDC Act and related statutes, developers of new drugs are afforded certain limited protections against competition from generic drug companies. Under the 1984 Drug Price Competition and Patent Term Restoration Act, drug companies can have certain product patents extended to counter balance, in part, the duration of the FDA’s review of their marketing applications. This Act also provides for marketing exclusivity (i.e., protection from generic competition regardless of any available patent protection) for products for which clinical investigations are necessary to support FDA approval of a marketing application. Also, the FDA Modernization Act of 1997 permits under certain circumstances, an additional six months of marketing exclusivity (“pediatric exclusivity”) if the applicant files reports of investigations studying use of the drugs in the pediatric population. The pediatric exclusivity provision is scheduled to sunset on October 1, 2007 and there are no assurances that it will be reauthorized.

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

      The FDC Act also mandates that product candidates be manufactured consistent with cGMP. In complying with the FDA’s regulations on cGMP, manufacturers must continue to spend time, money and effort in production, recordkeeping, quality control, and auditing to ensure that the marketed product candidate meets applicable specifications and other requirements. The FDA periodically inspects manufacturing facilities to ensure compliance with cGMP. Failure to comply subjects the manufacturer to possible FDA action, such as warning letters, suspension of manufacturing, seizure of the product, voluntary recall of a product or injunctive action, as well as possible civil penalties. We currently rely on, and intend to continue to rely on, third parties to manufacture our compounds and product candidates. These third parties are required to comply with cGMP.

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

      The healthcare industry is changing rapidly as the public, government, medical professionals and the pharmaceutical industry examine ways to broaden medical coverage while controlling health care costs. Potential approaches that may affect us include managed care initiatives, pharmaceutical buying groups, formulary requirements, various proposals to offer an expanded Medicare prescription benefit, and efforts to regulate the prices of pharmaceuticals, which would include drugs for cardiovascular disease. We are unable to predict when any proposed healthcare reforms will be implemented, if ever, or the effect of any implemented reforms on our business.

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

      We are aware of companies that are developing invasive procedures for the acute treatment of cardiovascular disease, such as atherosclerosis, that may compete with our product candidates for acute treatments. In addition, new non-invasive medical procedures and technologies are also under development for the acute treatment of cardiovascular disease. Another organization is purifying ApoA-I from outdated human blood, for the treatment of septic shock, which is a complication of severe infection. Other companies with substantially greater research and development resources may attempt to develop products that are competitive with our product candidates for the acute treatment of cardiovascular disease or seek approval for drugs in later stages of development that have similar effects on cardiovascular disease as our acute treatments.

      We are also aware of companies that are developing products for the chronic treatment of cardiovascular or metabolic diseases that may compete with our HDL elevators. For example, several other companies have HDL elevators under development, which could compete with our HDL elevators. Other companies with substantially greater research and development resources may attempt to develop products that are competitive with our product candidates or seek approval for drugs in later stages of development that have similar effects as our product candidates.

      If regulatory approvals are received, our products may compete with several classes of existing drugs for the treatment of atherosclerosis, some of which are available in generic form. For example, drugs available for the treatment of atherosclerosis include fibrates, statins and niacin, all of which are available in pill or tablet, as compared to the intravenous administration method we intend to use for most of our product candidates. There are also surgical treatments such as coronary bypass surgery and PCI that may be competitive with our products. For those patients, however, who do not respond adequately to existing therapies and remain symptomatic despite treatment with existing drugs and who are not candidates for these surgical procedures, there is no currently effective treatment.

      Our product candidates are still under development, and it is not possible to predict our relative competitive position in the future. However, we think that the principal competitive factors in the markets for ETC-588, ETC-216, ETC-642, ETC-276 and ESP 31015 are the following:

•	safety and efficacy profile;

•	product price and degree of reimbursement;

•	ease of administration;

•	duration of treatment;

•	product supply;

•	enforceability of patent and other proprietary rights; and

•	marketing and sales capability.

      Our competitors also compete with us to:

•	attract qualified personnel;

•	attract parties for acquisitions, joint ventures or other collaborations;

•	license the proprietary technology that is competitive with the technology we are practicing; and

•	attract funding.

Employees

      As of December 31, 2001, we had 79 full-time employees. Of these employees, 59 were engaged in research, preclinical and clinical development, regulatory affairs, intellectual property activities, and/or manufacturing activities and 20 were engaged in finance, legal and general administrative activities.

Factors Affecting Our Future Prospects

We are a developmental stage biopharmaceutical company with a history of losses, and, even if our product candidates are approved and commercialized, we may never be profitable.

      We have devoted substantially all of our resources since we began our operations in May 1998 to the research and development of product candidates for cardiovascular and metabolic diseases. We have incurred substantial losses since we began our operations. As of December 31, 2001, we had a cumulative net loss of approximately $65.3 million. These losses have resulted principally from costs incurred in our research and development programs, from our general and administrative expenses and from acquisition-related costs from the Company’s September 2000 acquisition of Talaria Therapeutics, Inc. To date, we have not generated revenue from product sales or royalties, and we do not expect to achieve any revenue from product sales or royalties until we receive regulatory approval and begin commercialization of our product candidates. We are not certain of when, if ever, that will occur. We expect to incur significant additional operating losses for at least the next several years and until we generate sufficient revenue to offset expenses. Research and development costs relating to product candidates will continue to increase. Manufacturing, sales and marketing costs will increase as we prepare for the commercialization of our products.

      All of our product candidates are in early stages of development, and we face the risks of failure inherent in developing drugs based on new technologies. In addition, most of our product candidates were in-licensed from third parties. As a result, we have limited in-house experience with these product candidates. Our product candidates are not expected to be commercially available for several years, if at all.

      All of our current product candidates are designed to treat cardiovascular and/or metabolic disease by manipulating the beneficial properties of HDL. We may defer or cease development of one or more of our product candidates if a product candidate does not show favorable clinical results, if we decide to concentrate our resources on more promising product candidates, or for any other reason. Decisions regarding the selection of product candidates in development and the timing of the development of our product candidates may accelerate the preclinical or clinical testing of one or more product candidates while delaying or ceasing progress of one or more product candidates.

All of our product candidates must be tested and submitted to the FDA and other regulatory agencies for approval before we can sell them, and even if the FDA approves our product candidates, that approval may be limited.

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

      In order to receive FDA approval or approval from foreign regulatory authorities to market a product, we must demonstrate through human clinical trials that the product candidate is safe and effective for the treatment of a specific condition. We do not know whether planned clinical trials will begin on time or will be completed on schedule or at all. If we experience significant delays in testing or approvals, or if we need to perform more or larger clinical trials than planned, our product development costs will increase. Any of our future clinical studies might be delayed or halted because the drug is not effective, or physicians think that the drug is not effective; patients experience severe side effects during treatment; patients die during a clinical study because their disease is too advanced or they experience medical problems that are not related to the drug being studied; patients do not enroll in the studies at the rate we expect; or drug supplies are not sufficient to treat the patients in the studies.

      Our clinical studies may also be limited by, delayed or halted because of the nature of the clinical study; the size of the potential patient population; the distance between patients and the clinical trial sites; or the eligibility and exclusion criteria for patients in the trial.

      Any product approvals we receive from the FDA in the future could also include significant restrictions on the use or marketing of our products. Product approvals, if granted, can be withdrawn for failure to comply with regulatory requirements or upon the occurrence of adverse events following commercial introduction of the products.

Foreign regulation of drug compounds.

      Approval of a product by comparable regulatory authorities may be necessary in foreign countries prior to the commencement of marketing of the product in those countries, whether or not FDA approval has been obtained. The approval procedure varies among countries and can involve additional testing. The time required may differ from that required for FDA approval. Although there are some procedures for unified filings for some European countries with the sponsorship of the country that first granted marketing approval, in general, each country has its own procedures and requirements, many of which are time consuming and expensive. Thus, there can be substantial delays in obtaining required approvals from foreign regulatory authorities after the relevant applications are filed.

Our product candidates may not be commercially successful because physicians, patients, and government agencies and other third-party payors may not accept them.

      Even if regulatory authorities approve our product candidates, they may not be commercially successful. Third parties may develop superior products or less costly alternative products, or have proprietary rights that preclude us from marketing our products. We also expect that most of our product candidates will be very expensive, if approved. Patient acceptance of and demand for any product candidates for which we obtain regulatory approval will also depend upon acceptance by physicians of our products as safe and effective therapies and the extent, if any, of reimbursement of drug and treatment costs by government agencies and other third-party payors.

      In addition, any of our product candidates could cause adverse events, such as immunologic or allergic reactions. These reactions may not be observed in clinical trials, but may nonetheless occur after commercialization. If any of these reactions occur, they may render any commercialized product ineffective in some patients.

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

      Completion of our future clinical trials and commercialization of our product candidates will require access to, or development of, facilities to manufacture a sufficient supply of our product candidates. We do not have the resources, facilities or experience to manufacture our product candidates on our own and do not intend to develop or acquire facilities for the manufacture of product candidates for clinical trials or commercial purposes in the foreseeable future. We currently rely, and will continue to rely for at least the next few years, on contract manufacturers to produce sufficient quantities of our product candidates. Most of our contract manufacturers have limited experience at manufacturing, formulating, analyzing, filling and finishing our particular product candidates. Our manufacturing strategy presents the following risks:

•	we may not be able to locate acceptable manufacturers or enter into favorable long-term agreements with them;

•	third parties may not be able to successfully manufacture our product candidates in a cost effective and/or timely manner or in quantities needed for clinical trials or commercial sales;

•	delays in scale-up to commercial quantities could delay clinical studies, regulatory submissions and commercialization of our product candidates;

•	we may not have intellectual property rights, or may have to share intellectual property rights, to the manufacturing processes for our product candidates;

•	manufacturing and validation of manufacturing processes and materials are complicated and time-consuming;

•	because many of our current third-party manufacturers are located outside of the U.S., there may be difficulties in importing our product candidates and/or their components into the U.S. as a result of, among other things, FDA import inspections, incomplete or inaccurate import documentation, or defective packaging; and

•	manufacturers of our product candidates are subject to the FDA’s current Good Manufacturing Practices regulations, the FDA’s current Good Laboratory Practices regulations and similar foreign standards and we do not have control over compliance with these regulations by our third-party manufacturers.

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

We expect our quarterly and annual results to fluctuate significantly.

      In the near term, we expect our quarterly and annual operating results to fluctuate significantly, depending primarily on the following factors:

•	timing of preclinical and clinical trials;

•	interruption or delays in the supply of our product candidates or components;

•	timing of payments to licensors, corporate partners and other third parties;

•	timing of patent prosecution and maintenance fees and costs;

•	timing of investments in new technologies; and

•	other costs, which may be unexpected.

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully develop our product candidates or retain rights to our product candidates.

      Significant additional capital will be required in the future to fund our operations. We do not know whether additional financing will be available on acceptable terms when needed. We have used substantial cash resources to date and expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure and research and development activities. If adequate funds are unavailable, we may be required to:

•	delay, reduce the scope of, or eliminate one or more of our research or development programs;

•	license rights to our technologies or product candidates on terms that are less favorable to us than might otherwise be available; or

•	obtain funds through arrangements that may require us to relinquish rights to product candidates that we would otherwise seek to develop or commercialize ourselves.

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

      Our business exposes us to product liability risks, that are inherent in the testing, manufacturing, marketing and sale of pharmaceutical products. We may not be able to avoid product liability claims. Product liability insurance for the pharmaceutical industry is generally expensive, if available at all. We have clinical trial liability insurance for our drug candidates in clinical trials; however, there can be no assurance that such insurance coverage is or will continue to be adequate or available. We may not be able to secure greater or broader product liability insurance coverage on acceptable terms or at reasonable costs when needed. If we are unable to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims, we may be unable to commercialize our product candidates. A successful product liability claim brought against for damages in an amount that exceeds our insurance coverage, if any, may cause us to incur substantial liabilities and our business may fail.

If our licensing arrangements with third parties are breached or terminated, we may lose rights to commercialize our product candidates.

      Most of our product candidates have been in-licensed from third parties. We depend, and will continue to depend, on these and other licensing arrangements. If any of our licenses with third parties are terminated or breached, we may lose our rights to develop and commercialize our product candidates or lose patent and/or trade secret protection for our product candidates.

      Disputes may arise with respect to our licensing agreements and strategic relationships regarding ownership rights to technology developed by or with other parties. Such disputes could lead to delays in or termination of the research, development, manufacture and commercialization of our product candidates, or to litigation.

If we fail to secure and enforce patents and other intellectual property rights underlying our product candidates and technologies, we may be unable to develop our product candidates or compete effectively.

      The pharmaceutical industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Our success will depend, in part, on our ability, and the ability of our licensors, to obtain and enforce our exclusive rights to our product candidates and technologies under the patent laws of the United States and other countries. Our success also will depend on our ability to prevent others, including our employees, from using our trade secrets, know how and other confidential information. In addition, we must operate in a way that does not infringe, or violate, the patent, trade secret, and other intellectual property rights of other parties.

      The standards that the U.S. Patent and Trademark Office uses to grant patents, can change. Consequently, we may be unable to determine the type and extent of patent claims that will be issued to us or to our licensors in the future. Any patents that do issue may not contain claims that will permit us to stop competitors from using the same or similar technology.

      Patent prosecution and maintenance is also very costly and successful prosecution and defense may depend on the patent strategies that are pursued.

      The standards that courts use to interpret patents can change, particularly as new technologies develop. Consequently, we cannot know how much protection, if any, our patents will provide. If we choose to seek a court order that prohibits a third party from using the inventions claimed in our patents, the third party may ask the court to rule that our patents are invalid and unenforceable. This type of lawsuit is expensive and time consuming and could be unsuccessful. There is also the risk that, even if the validity of our patents is upheld, the court will refuse to stop the third party on the ground that its activities do not infringe the patent.

We may face significant expense and liability as a result of litigation or other proceedings relating to patents and other intellectual property rights of others.

      Should third parties file patent applications, or be issued patents, claiming technology also claimed by us or our licensors in pending applications, we may be required to participate in interference proceedings in the United States Patent and Trademark Office to determine priority of invention. An adverse outcome in an interference proceeding could require us to cease using the technology or to license rights from prevailing third parties or to pay damages for patent infringement. We could also be subject to allegations of trade secret violations and other claims relating to the intellectual property rights of third parties.

If we fail to recruit, retain and motivate skilled personnel our product development programs and our research and development efforts may be delayed.

      Our success depends on our ability to recruit, retain and motivate highly qualified management and scientific personnel including skilled chemists and clinical development personnel, for which competition is intense. Our loss of the services of any of our key personnel, in particular, Roger S. Newton, Ph.D., our Chief Executive Officer, could significantly impede the achievement of our research and development objectives and could delay our product development programs and strategies.

If we use biological and hazardous materials in a manner that causes injury, we may be liable for damages.

      Our research and development activities involve the controlled use of potentially harmful biological materials as well as hazardous materials, chemicals and various radioactive compounds. We cannot completely eliminate the risk of accidental contamination or injury from the use, storage, handling or disposal of these materials. In the event of contamination or injury, we could be held liable for damages, and such liability could exceed our resources. We are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. The cost of compliance with these laws and regulations could become significant.

We may be unable to manage multiple late stage clinical trials for a variety of product candidates simultaneously.

      We will not be able to commercialize any products that we develop until we have acceptable clinical trial results and regulatory approval from the FDA and/or foreign regulatory authorities. The FDA and other regulatory authorities require that the safety and efficacy of a drug be supported by results from adequate and well-controlled clinical trials before approval for commercial sale. If the results of Phase I and Phase II clinical trials of our product candidates currently in progress do not demonstrate that they are safe and effective, we will not be able to initiate Phase III clinical trials when we anticipate or at all and to submit to the FDA a new drug application or other relevant applications for pre-market approval. Further, the results of preclinical testing and initial clinical trials do not necessarily predict how safe and effective a product will be when it is evaluated in large-scale Phase III clinical trials. It is possible that unacceptable side effects may be discovered at any time. A number of companies have suffered significant setbacks in advanced clinical trials, despite promising results in earlier trials.

      Even if we believe the clinical trials demonstrate safety and efficacy of a product, the FDA and foreign regulatory authorities may not accept our assessment of the results and may require us to conduct additional advanced clinical trials.

      To date, we have not managed multiple late stage clinical trials simultaneously. During 2002, we expect to have in progress multiple clinical trials. We may be unable to retain individuals qualified to administer these and planned future late stage clinical trials, due to the complexity of the protocols and the size of the studies. We may be unable to complete multiple late stage clinical trials concurrently as effectively or as quickly as we currently anticipate, which could have a material adverse effect on our business, financial condition and results of operations.

Executive Officers of Registrant

      The following table presents information about our executive officers.

Name	Age	Position

Roger S. Newton, Ph.D.	51	President, Chief Executive Officer
Timothy M. Mayleben	41	Senior Vice President, Operations and Finance and Chief Financial Officer
Brian R. Krause, Ph.D.	52	Senior Vice President, Preclinical Research and Development
Michael E. Pape, Ph.D.	40	Vice President, Discovery Research
Jean-Louis H. Dasseux, Ph.D.	43	Vice President, Chemistry and Technologies
Frank E. Thomas	32	Senior Director, Finance and Investor Relations

      Dr. Newton has served as our President and Chief Executive Officer and as a director of Esperion since July 1998. From August 1981 until May 1998, Dr. Newton was employed at Parke-Davis Pharmaceutical Research, Warner-Lambert Company, most recently as a Distinguished Research Fellow in Vascular and Cardiac Diseases, where he was the co-discoverer, chairman of the discovery team and a member of the Phase I development team for the drug atorvastatin (Lipitor®). Dr. Newton received an A.B. in Biology from Lafayette College, an M.S. in Nutritional Biochemistry from the University of Connecticut and a Ph.D. in Nutrition from the University of California, Davis. He also specialized in atherosclerosis research during a post-doctoral fellowship at the University of California, San Diego. He currently holds a faculty appointment in the Department of Pharmacology at the University of Michigan Medical School. During 2001, Dr. Newton was elected to the Board of Directors of Rubicon Genomics, Inc., a privately-held company. He is a member of the steering committee of the Michigan Life Sciences Corridor and the Executive Director of the Great Lakes Venture Quest.

      Mr. Mayleben has served as our Chief Financial Officer since January 1999 and was appointed Senior Vice President, Operations and Finance in January 2002, after serving as Vice President, Finance since January 1999. Mr. Mayleben has more than 15 years experience working with high-growth technology companies. Prior to joining Esperion, Mr. Mayleben served as a Director of Business Development for

Engineering Animation, Inc., a publicly-held company, from September 1998 to December 1998. From July 1997 to September 1998, Mr. Mayleben served as Chief Operating Officer and Chief Financial Officer of Transom Technologies, Inc., a privately-held company that was acquired by Engineering Animation, Inc. From September 1990 to July 1997, Mr. Mayleben served in various managerial positions, most recently as Director of Operations of Applied Intelligent Systems, Inc., a privately-held company. Prior to that, Mr. Mayleben was a manager with the Enterprise Group of Arthur Andersen & Co. Mr. Mayleben received a B.B.A. from the University of Michigan and an M.B.A. from the Northwestern University Kellogg Graduate School of Management. Mr. Mayleben is a member of the Board of Directors of Computer Challenge Inc., a non-profit corporation.

      Dr. Krause was appointed Senior Vice President, Preclinical Research and Development in January 2002 after serving as our Vice President, Development Pharmacology since March 2001. Prior to joining Esperion, Dr. Krause was a Research Fellow within the Cardiovascular Therapeutics Division of Pfizer Global Research where he also served as Chair of the Dyslipidemia Team and Group Leader of the Lipoprotein Metabolism Section. Prior to the merger of Pfizer Inc. and Warner-Lambert Company in 2000, Dr. Krause was a scientist at the Parke-Davis Research Division of Warner-Lambert Company since 1982. Dr. Krause received a B.S. in Biological Sciences from the University of Illinois and a Ph.D. in Physiology from LSU Medical Center in New Orleans. Dr. Krause was an NIH-sponsored post-doctorate fellow with Paul Roheim, M.D., and is a member of the American Heart Association’s Council on Arteriosclerosis.

      Dr. Pape was appointed Vice President, Discovery Research in January 2002. Prior to that, Dr. Pape served as Vice President, Discovery Research from July 1998. Dr. Pape has been involved in drug discovery related to atherosclerosis since 1989. From 1991 to 1998, he was a Research Associate in the Department of Molecular Biology at Parke-Davis Pharmaceutical Research, Warner-Lambert Company. During his tenure at Parke-Davis, Dr. Pape served as co-chair of the HDL Discovery Team from 1996 to 1998. From 1989 until 1991, he worked at The Upjohn Company. Dr. Pape received a B.S. in Microbiology from the University of Michigan and a Ph.D. in Biochemistry from Purdue University. Dr. Pape’s research has focused on the causes and cures for atherosclerosis, diabetes and lipid abnormalities. He currently holds a faculty appointment in the Department of Biological Chemistry at the University of Michigan Medical School. He has also been a member of the Board of Directors of Michigan Biosciences Industry Association, a statewide organization that promotes biosciences in Michigan, since January 2002 and has been a member of the Board of Directors of Great Commission Ministries since 1999.

      Dr. Dasseux has served as our Vice President, Chemistry and Technologies since August 2000, and as our Senior Director of Chemistry from January 1999 to August 2000. Dr. Dasseux has more than 14 years of experience in the pharmaceutical industry focusing on chemistry, lipoprotein metabolism and atherosclerosis. Dr. Dasseux has more than 21 years experience in physical chemistry and lipid-protein/peptide interactions. From June 1987 until April 1998, Dr. Dasseux was employed by Fournier Laboratories, France. Dr. Dasseux created and managed the Fournier Pharma Research Center in Heidelberg, Germany and held the position of Director of Research from September 1988 to April 1998. Dr. Dasseux received his M.S. in Biochemistry from the University of Bordeaux II, France and his Ph.D. in Physical Chemistry from the University of Bordeaux I, France. He was a postdoctoral research scientist in the Department of Chemistry at the University of Laval, Quebec, Canada; in the Department of Physics, The University of Tennessee, Knoxville, Tennessee and in the European Molecular Biology Laboratory, Heidelberg, Germany.

      Mr. Thomas was appointed Senior Director, Finance and Investor Relations in January 2002. Prior to that, Mr. Thomas served as our Director of Finance and Controller from March 2000. Prior to joining Esperion, Mr. Thomas served as Director of Finance and Controller for Mechanical Dynamics, Inc., a publicly-held software company, from September 1997 to March 2000. From July 1992 to September 1997, Mr. Thomas worked for Arthur Andersen LLP, most recently as an audit manager in the Detroit office. Mr. Thomas received a B.B.A. from the University of Michigan in 1992.

Item 2. Properties

      Our leased corporate and research facilities in Ann Arbor, Michigan currently occupy approximately 30,000 square feet. Approximately 5,000 square feet of that space is covered by a lease that expires in

December 2002, but includes an option to request an extension for an additional one-year term. The lease for the remaining square footage expires in December 2003, but includes an option to extend for one additional three-year term. We lease a lab facility in Kalamazoo, Michigan, which is approximately 3,300 square feet and is used primarily for medicinal chemistry activities for our small molecule program. Outside of the United States, we lease research, lab and office space in Bromma, Sweden, which currently occupies approximately 4,600 square feet. This lease expires in June 2004. We also lease a lab facility in Strangnas, Sweden that occupies approximately 1,300 square feet and expires in December 2002. We believe that our existing facilities are adequate for our current needs. Prior to the expiration of our existing leases, we may look for additional or alternate space for our operations and we believe that suitable additional or alternative space will be available at such times on commercially reasonable terms.

Item 3. Legal Proceedings

      Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of stockholders during the last quarter of the year ended December 31, 2001.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Markets

      The Company’s common stock trades on the Nasdaq National Market under the symbol “ESPR.” The range of high and low sale prices for the Company’s common stock on Nasdaq’s automated quotation system for each of the quarters since the Company’s initial public offering on August 10, 2000 is as follows:

	Market Prices

	High	Low

Year ended December 31, 2001:
Fourth quarter	$8.35	$6.00
Third quarter	9.78	5.26
Second quarter	11.50	3.90
First quarter	12.00	4.00
Year ended December 31, 2000:
Fourth quarter	$21.13	$10.38
Third quarter (beginning August 10, 2000)	19.38	9.38

Holders

      As of December 31, 2001, there were approximately 391 stockholders of record of the Company’s common stock. This may not be an accurate indication of the total stockholders of the Company as of December 31, 2001, since many nominees hold the Company’s shares in street name for the beneficial owners.

Dividend Information

      The Company has never declared or paid cash dividends on its capital stock and anticipates that, for the foreseeable future, it will continue to retain any earnings for use in the operation of its business.

Recent Sales of Unregistered Securities

      During the year ended December 31, 2001, we issued and sold 25,106 restricted shares of our common stock to employees upon exercise of stock options held by them. For these issuances and sales, we relied on the exemptions provided by Section 4(2) and Rule 701 under the Securities Act of 1933, as amended.

Item 6. Selected Consolidated Financial Data

      The following historical and pro forma selected consolidated financial data of Esperion should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 27, the consolidated financial statements and notes beginning on page 34. The selected consolidated financial data for the years ended December 31, 2001, 2000, 1999 and the period from inception (May 18, 1998) through December 31, 1998 are derived from our audited consolidated financial statements.

Consolidated Statement of Operations Data (in thousands, except share and per share data):

	Year Ended
	December 31,			Inception to	Inception to
				December 31,	December 31,
	2001	2001	1999	1998	2001

Operating expenses:
Research and development	$21,454	$22,596	$8,484	$1,923	$54,457
General and administrative	5,023	3,156	2,518	464	11,161
Goodwill amortization	839	250	—	—	1,089
Purchased in-process research and development(1)	—	4,000	—	—	4,000

Operating loss	(27,316)	(30,002)	(11,002)	(2,387)	(70,707)
Other income, net	2,385	2,426	332	244	5,387

Net loss	(24,931)	(27,576)	(10,670)	(2,143)	(65,320)
Beneficial conversion feature(2)	—	(22,870)	—	—	(22,870)

Net loss attributable to common stockholders	$(24,931)	$(50,446)	$(10,670)	$(2,143)	$(88,190)

Basic and diluted net loss per share	$(0.91)	$(4.50)	$(5.91)	$(1.46)

Shares used in computing basic and diluted net loss per share	27,309,502	11,222,319	1,806,255	1,466,615

Pro forma basic and diluted net loss per share		$(2.45)	$(1.14)

Shares used in computing pro forma basic and diluted net loss per share		20,603,313	9,392,499

Consolidated Balance Sheet Data (in thousands):

	2001	2000	1999	1998

Cash and cash equivalents	$70,286	$70,228	$5,904	$12,541
Working capital	64,926	64,181	3,143	12,390
Total assets	78,340	77,877	7,999	13,414
Long-term debt, less current portion	5,482	3,027	2,284	—
Convertible preferred stock	—	—	105	105
Deficit accumulated during the development stage	(65,320)	(40,389)	(12,813)	(2,143)
Total stockholders’ equity	66,498	67,691	2,815	13,187

(1)	We recorded a $4.0 million charge to operations in 2000, for the write-off of purchased in-process research and development related to the acquisition of Talaria Therapeutics, Inc.

(2)	We recorded approximately $22.9 million relating to the beneficial conversion feature of the series C and series D preferred stock in the first quarter of fiscal 2000 through equal and offsetting adjustments to additional paid-in-capital with no net impact on stockholders’ equity. The beneficial conversion feature was considered in the determination of our loss per common share amounts.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

  Background

      We have devoted substantially all of our resources since we began our operations in May 1998 to the research and development of pharmaceutical product candidates for cardiovascular and metabolic diseases. We are a development stage biopharmaceutical company and have not generated any revenues from product sales. We have not been profitable and have incurred a cumulative net loss of approximately $65.3 million from inception (May 18, 1998) through December 31, 2001 excluding the beneficial conversion feature of preferred stock. These losses have resulted principally from costs incurred in research and development activities, and general and administrative expenses. We expect to incur significant additional operating losses for at least the next several years and until such time as we generate sufficient revenue to offset expenses. Research and development costs relating to product candidates will continue to increase. Manufacturing, sales and marketing costs will increase as we prepare for the commercialization of our products.

Results of Operations

  Operating Expenses

	Year Ended December 31,

In thousands	2001	% Change	2000	% Change	1999

Research and development	$21,454	-5.0%	$22,596	166.3%	$8,484
% of total	78.6%		75.3%		77.1%
General and administrative	$5,023	59.2%	$3,156	25.3%	$2,518
% of total	18.4%		10.5%		22.9%
Goodwill amortization	$839	235.6%	$250	—	$0
% of total	3.0%		0.8%		0.0%
Purchased in-process R&D	$0	—	$4,000	—	$0
% of total	0.0%		13.4%		0.0%

  Year Ended December 31, 2001.

      Research and Development Expenses. Research and development expenses include both external and internal costs related to the research and development activities of our existing product candidates as well as discovery efforts on potential new product candidates. External costs include costs related to manufacturing, clinical trials, toxicology or pharmacology studies performed by third parties, milestone payments under certain license agreements and other related expenses. Internal costs include all payroll and related costs attributable to research and development activities, as well as an allocation of overhead expenses incurred by the Company. Research and development expenses decreased to approximately $21.5 million for the year ended December 31, 2001 compared to approximately $22.6 million for the year ended December 31, 2000. This 5.0% decrease is primarily due to lower manufacturing costs related to material used in our clinical trials, as well as lower costs related to pre-clinical development of our biopharmaceutical product candidates during 2001. These decreases were partially offset by increased clinical trial costs. Clinical trial costs increased in 2001 as compared to 2000 as a result of the Company conducting more trials and the types of clinical trials in 2001 were more costly per subject enrolled. The magnitude of the Company’s operating expenses, particularly research and development expense, is largely dependent upon the timing and size of the clinical trials and manufacturing material to be used in those clinical trials. As 2002 progresses, the Company anticipates research and development expenses will increase over current year levels. This increase in 2002 will result from the Company conducting more clinical trials on its product candidates than in 2001 as well as higher manufacturing costs from the increased need for material and continued process development and scale up costs.

      General and Administrative Expenses. General and administrative expenses include the cost of salaries, employee benefits, and other costs associated with the Company’s finance, accounting, human resources, legal, administrative and executive management functions. General and administrative expenses increased to approximately $5.0 million for the year ended December 31, 2001 compared to approximately $3.2 million for the year ended December 31, 2000. This 59.2% increase resulted from higher payroll, overhead and related costs in support of the Company’s anticipated growing research and development activities as compared to 2000. The increased payroll resulted from an increase in general and administrative personnel from 14 at the end of 2000 to 20 at the end of 2001. Also included in the increased general and administrative expenses in 2001, are costs associated with a market research study performed by a third party to provide the Company with some preliminary assessment about product positioning and market potential of certain product candidates. In addition, the Company incurred higher costs related to the Company’s first annual reporting cycle as a public company including legal, accounting, printing and related services.

      Goodwill Amortization. Goodwill amortization reflects the amortization of the excess of the purchase price over net assets in the Company’s September 2000 acquisition of Talaria Therapeutics, Inc. (“Talaria”) and the milestone payments made to date. Total goodwill was $3.1 million and $3.5 million at December 31, 2001 and 2000, respectively. Goodwill amortization expense was $839,000 and $250,000 for the years ended December 31, 2001 and 2000, respectively. The increase in goodwill amortization expense is a result of a full year of amortization in 2001 as well as increased goodwill being amortized upon the achievement of certain LUV clinical development milestones in early 2001. The Company has been amortizing this goodwill over five years, which represents the period estimated to be benefited from the acquisition, after considering such factors as product development timelines, revenue potential, competition and patent life.

      In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets” (“SFAS 142”), which primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The provisions of SFAS 142 will be effective for the Company’s fiscal year beginning January 1, 2002. This statement is summarized in Note 2 of Notes to Consolidated Financial Statements. At effectiveness, an evaluation of goodwill will be required, and any impairment of goodwill at that time will be recognized as a cumulative effect of adoption. As a result of the non-amortization provisions of SFAS 142, the Company will no longer amortize goodwill effective January 1, 2002. In addition, based on management’s current financial projections, management does not believe that goodwill and other intangibles are currently impaired. The Company will perform a more detailed assessment in the first quarter of 2002 to determine the effect of this new standard.

      Other Income (Expense). Interest income increased to approximately $2.8 million for the year ended December 31, 2001, compared to approximately $2.6 million for the year ended December 31, 2000. The increase was attributable to higher levels of cash and cash equivalents available for investment in 2001, partially offset by lower interest rates in 2001, as compared to 2000. Interest expense for the same periods was approximately $766,000 and $408,000, respectively, and represents interest incurred on equipment financing facilities and a special project loan. We recorded approximately $400,000 and $201,000 for the year ended December 31, 2001 and 2000, respectively, of foreign currency transaction gains on transactions denominated in various currencies of European countries, primarily the Swedish kronor.

      Net Loss. The net loss was approximately $24.9 million for the year ended December 31, 2001, compared to approximately $27.6 million for the year ended December 31, 2000. The decrease in 2001, as compared to 2000, is primarily attributable to the non-cash $4.0 million purchased in-process research and development write-off in 2000 related to the acquisition of Talaria.

  Year Ended December 31, 2000.

      Research and Development Expenses. Research and development expenses include both external and internal costs related to the research and development activities of our existing product candidates as well as discovery efforts on potential new product candidates. Research and development expenses increased to approximately $22.6 million for the year ended December 31, 2000, compared to approximately $8.5 million for the year ended December 31, 1999. This 166.3% increase resulted from costs associated with our ETC-216 clinical trial in 2000, increased costs of manufacturing clinical material for our ETC-216, ETC-588 and ETC-642 compounds, as well as other costs associated with developing these three product candidates. In addition, we experienced increased development and discovery costs related to in-licensing a new product candidate (ETC-276) and discovering new HDL Elevators over the past year. Finally, the increase in 2000, as compared to 1999, resulted from higher personnel and overhead costs in support of these increased research and development activities.

      General and Administrative Expenses. General and administrative expenses included the cost of salaries, employee benefits, and other payroll costs associated with the Company’s finance, accounting, human resources, legal, administrative and executive management functions. General and administrative expenses also included an allocation of overhead expenses incurred by the Company. General and administrative expenses increased to approximately $3.2 million for the year ended December 31, 2000 compared to approximately $2.5 million for the year ended December 31, 1999. This 25.3% increase was primarily due to increased general and administrative personnel and facility costs as well as certain costs related to both the initial public offering and private financings that were completed in 2000.

      Goodwill Amortization. Goodwill amortization includes the amortization of purchase price in excess of net assets on the Company’s September 2000 acquisition of Talaria. The Company has been amortizing this goodwill over five years, which represents the period estimated to be benefited from the acquisition, after considering such factors as product development timelines, revenue potential, competition and patent life.

      Purchased in-process research and development. On September 21, 2000, the Company acquired all of the outstanding shares of stock of Talaria for 813,008 shares of restricted Esperion common stock valued at $9 per share. (10,127 of the 813,008 shares of common stock were retired in 2001 in satisfaction of an indemnity obligation of the former Talaria stockholders under the merger agreement with Talaria and related documents.) The merger agreement provides for additional consideration to former Talaria stockholders including payments upon the achievement of milestones and royalties upon the sale of any commercialized products. Milestones are due upon the enrollment of the first patient in certain clinical trials and upon each of the filing and approval of a new drug application in the United States. The first milestone was achieved in the first quarter of 2001. These milestone payments increase the amount of the purchase price in the period when the milestone is achieved, and the Company includes these additional amounts in goodwill. As these additional milestone payments are added to the Company’s goodwill balance, the Company will perform an annual assessment as to realizability of this asset, as required under SFAS 142. The royalty payments will be included in cost of sales in the period when the respective sales are recognized. The combined milestone payments and royalties are subject to a maximum aggregate ceiling of $20.0 million. At the acquisition date, Talaria was conducting development and testing activities related to LUV. The Company believes that LUV could provide advantages over current available therapies.

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

      The $4.0 million allocation to purchased in-process research and development is based on the assumption that Talaria’s research and development activities of its LUV product candidate had not yet reached technological feasibility, and that no alternative future uses have been identified. At the acquisition date, the product candidate had exhibited satisfactory safety and efficacy results in preliminary testing; however, significant further investment is required to complete the development of the acquired technology, including completion of clinical trials, manufacturing scale-up and successful regulatory approvals. Talaria had spent approximately $4.9 million on the development of the in-process project since its inception in 1998 and the patent holders had spent additional amounts on scientific research prior to 1998. At the time of acquisition, we expected to spend an additional $24.0 million in third-party development costs over all phases of the project prior to commercialization. Of these remaining costs, approximately $20.0 million would relate to a Phase III clinical trial which is expected to commence after the Phase II clinical trials are completed, but not sooner than 2002.

      In making the purchase price allocation, management considered present value calculations of income, an analysis of project accomplishments and remaining outstanding items, as well as project risks. The value assigned to purchased in-process technology was determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to their present value. The revenue projection used to value the in-process research and development was based on estimates of relevant market sizes, penetration rates, therapy costs, and the nature and expected timing of new product introductions by the Company and its competitors. The resulting net cash flows from such projects are based on management’s estimates of milestone and royalty payments the acquired projects would command, as well as operating expenses and income taxes related to such projects.

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

      Net Loss. The net loss was approximately $27.6 million for the year ended December 31, 2000, compared to approximately $10.7 million for the year ended December 31, 1999. The increase reflects increases in research and development and general and administrative expenses in addition to the non-cash $4.0 million purchased in-process research and development write-off, offset, in part, by the increase in interest income.

      Net Loss Attributable to Common Stockholders. The net loss attributable to common stockholders for the year ended December 31, 2000 includes a non-cash $22.9 million charge related to the beneficial conversion feature on the Series C and D Convertible Preferred Stock. The total of the non-cash beneficial conversion feature was reflected through equal and offsetting adjustments to additional paid-in-capital with no net impact on stockholders’ equity. The beneficial conversion feature was considered in the determination of the Company’s loss per common share amounts in 2000.

Liquidity and Capital Resources

      As of December 31, 2001 and 2000, the Company had cash and cash equivalents of approximately $70.3 million and $70.2 million, respectively. Cash proceeds in 2001 resulted primarily from a private placement of common stock by which we raised net proceeds of approximately $22.3 million, offset by approximately $22.8 million in cash used to fund operations. Our investment policy emphasizes liquidity and preservation of principal over other portfolio considerations. We select investments that maximize interest income to the extent possible by investing cash in securities with different maturities to match projected cash needs and limit risk by diversifying our investments. We believe that our current cash position, along with available borrowings under our credit facilities will be sufficient to fund our operations as currently planned, capital expenditures and debt service until at least the end of 2003.

      During the years ended December 31, 2001, 2000 and 1999, net cash used in operating activities was approximately $22.8 million, $18.0 million and $7.9 million, respectively. This cash was used to fund our net losses for the periods, adjusted for non-cash expenses and changes in operating assets and liabilities.

      Net cash used in investing activities for the years ended December 31, 2001, 2000 and 1999 was $2.1 million, $2.0 million and $1.6 million, respectively, primarily the result of the acquisition of laboratory equipment, furniture, fixtures and office equipment. In addition, the Company used approximately $233,000 in cash in connection with the acquisition of Talaria in 2000.

      Net cash proceeds from financing activities were $25.0 million, $84.1 million and $2.8 million for the years ended December 31, 2001, 2000 and 1999, respectively. The net cash proceeds from financing activities for the year ended December 31, 2001 resulted primarily from $22.3 million raised in the July 2001 private placement and $3.5 million in additional borrowings on a special project loan and certain equipment term loans. The proceeds were partially offset by $956,000 of cash used to repay borrowings under certain equipment term loans. The net cash proceeds from financing activities for the year ended December 31, 2000 resulted primarily from $56.2 million raised in the initial public offering of common stock, $26.9 million raised in preferred stock financings prior to the initial public offering, $1.5 million in additional borrowings on a special project loan and certain equipment term loans, and $123,000 raised from the issuance of common stock to employees as part of the Company’s equity compensation plans. The proceeds in 2000 were partially offset by $518,000 of cash used to repay borrowings under certain equipment term loans.

      We continually evaluate opportunities to sell additional equity, obtain credit from lenders, enter into strategic relationships, or to otherwise further strengthen our financial position. The sale of additional equity, whether publicly or privately, could result in dilution to our stockholders. In addition, from time to time, we may consider the acquisition of or investment in complementary businesses, products or technology that might affect our liquidity requirements or position or cause us to issue additional securities. There can be no assurance that financing or financing opportunities will be available to us in amounts or on terms acceptable to us, if at all.

      As of December 31, 2001, the Company has the following credit facilities and outstanding borrowings:

•	We have a credit facility with a U.S. bank that was used to finance purchases of equipment. Borrowings under this facility bear interest at the bank’s prime rate plus 1.0%. The original facility allowed for borrowings of up to $1.5 million. We have approximately $248,000 outstanding under this facility as of December 31, 2001 and no additional borrowings are allowed.

•	We have an additional credit facility with a U.S. lending institution to finance purchases of equipment. This facility allowed for borrowings of up to $2.5 million. We have approximately $1.8 million outstanding under this facility at a weighted average interest rate of 12% as of December 31, 2001 and no additional borrowings are allowed.

•	We also have a credit facility with a Swedish entity totaling 50 million Swedish kronor ($4.8 million as of December 31, 2001). The proceeds from this facility may only be used to finance the development of our ETC-216 product candidate. If a related product is not developed or does not succeed in the market, our obligation to repay the loan may be forgiven. Borrowings under the loan facility bear interest at 17.0% of which 9.5% is payable quarterly. The remaining 7.5% of interest together with principal is payable in five equal annual installments starting in December 2004. The outstanding borrowings, including accrued interest, amounted to 37 million Swedish kronor ($3.9 million) as of December 31, 2001.

•	We have a memorandum of understanding with an economic development group in Michigan whereby we can borrow up to $500,000 for equipment purchases at an interest rate of 4%. As of December 31, 2001, outstanding borrowings under this arrangement totaled $382,000.

•	We have a $2.0 million credit facility with a U.S. bank that may be used to finance purchases of equipment. Borrowings under this facility bear interest at the bank’s prime rate. There were no borrowings outstanding under this facility as of December 31, 2001. The facility expires in May 2002.

      We anticipate that our capital expenditures for the next twelve months will be approximately $2.8 million. We expect that these expenditures will primarily include lab and computer equipment.

      We lease our corporate and research and development facilities under operating leases expiring at various times through December 2003. Under certain arrangements, including our headquarters facility, we may extend these leases for additional periods. Total minimum future payments under these leases are approximately $1.3 million as of December 31, 2001, including $761,000 in 2002.

      We have entered into license and other agreements with certain third parties, which require us to make payments upon achievement of the milestones set forth in the agreements, which contingent payments could amount to $30.2 million, and, if we sell products using technology licensed under the agreements, to make royalty payments to the licensor pursuant to formulas in the agreements. There can be no assurance that we will meet any or all of the milestones in, or sell any products requiring royalty payments under, our license agreements.

      We expect that our operating expenses and capital expenditures will increase in future periods. We intend to hire additional research and development, clinical and administrative staff. Our capital expenditure requirements will depend on numerous factors, including the progress of our research and development programs, the time required to file and process regulatory approval applications, the development of commercial manufacturing capability, the ability to obtain additional licensing arrangements, and the demand for our product candidates, if and when approved by the FDA or other regulatory authorities.

Income Taxes

      As of December 31, 2001, we had operating loss carryforwards of approximately $41.1 million. These net operating loss carryforwards expire beginning in 2013. Additionally, utilization of net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code. These and other deferred income tax assets are fully reserved by a valuation allowance due to historical losses.

Employees

      As of December 31, 2001, we had 79 full-time employees. Of these employees, 59 were engaged in research, preclinical and clinical development, regulatory affairs, intellectual property activities, and/or manufacturing activities and 20 were engaged in finance, legal and general administrative activities.

New Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”) and No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).

      SFAS 141 supersedes Accounting Principles Board Opinion No. 16, “Business Combinations”. The most significant changes made by SFAS 141 are (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill, and (3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain (rather than being deferred and amortized).

      SFAS 142 supersedes Accounting Principles Board Opinion No. 17, “Intangible Assets”, and primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The most significant changes made by SFAS 142 are that: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization of intangible assets with finite lives will no longer be limited to forty years. SFAS 142 also specifies that certain intangible assets that were previously identified as separate from goodwill (i.e., assembled workforce) are not considered separately identifiable for purposes of this standard and should be included as part of goodwill and subject to the non-amortization provisions for SFAS 142.

      The provisions for SFAS 142 will be effective for the Company’s fiscal year beginning January 1, 2002. At effectiveness, an evaluation of goodwill will be required, and any impairment of goodwill at that time will be recognized as a cumulative effect of adoption. Total goodwill included in the Company’s Consolidated Financial Statements was $3.1 million at December 31, 2001 and $3.5 million at December 31, 2000. Goodwill amortization expense was $839,000 and $250,000 for the years ended December 31, 2001 and 2000, respectively. As a result of the non-amortization provisions of SFAS 142, goodwill amortization expense will be eliminated effective January 1, 2002. In addition, based on management’s current financial projections, management does not believe that goodwill and other intangibles are currently impaired. The Company will perform a more detailed assessment to determine the effect of this new standard in 2002.

      SFAS 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 is effective for the Company’s fiscal year beginning January 1, 2002 and is not expected to have a material impact on us upon effectiveness.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

      Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at December 31, 2001. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time will increase our interest expense.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

ESPERION THERAPEUTICS, INC.

(A Company in the Development Stage)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Esperion Therapeutics, Inc.:

      We have audited the accompanying consolidated balance sheets of Esperion Therapeutics, Inc. (a Delaware corporation in the development stage) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001, and the period from inception to December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Esperion Therapeutics, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, and the period from inception to December 31, 2001, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Ann Arbor, Michigan,

  January 18, 2002.

ESPERION THERAPEUTICS, INC. AND SUBSIDIARIES

(A Company in the Development Stage)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2001	2000
In thousands, except share data
ASSETS
Current Assets:
Cash and cash equivalents	$70,286	$70,228
Prepaid expenses and other	1,000	1,112

Total current assets	71,286	71,340
Furniture and equipment, less accumulated depreciation of $2,415 and $1,256 at December 31, 2001 and 2000, respectively	3,313	2,503
Goodwill, less accumulated amortization of $1,089 and $250 at December 31, 2001 and 2000, respectively	3,108	3,500
Deposits and other assets	633	534

	$78,340	$77,877

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$863	$697
Accounts payable	2,925	3,936
Accrued liabilities	2,572	2,526

Total current liabilities	6,360	7,159

Long-term debt, less current portion above	5,482	3,027

Commitments and Contingencies (Note 7)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 29,191,526 and 25,774,485 shares issued and outstanding at December 31, 2001 and 2000, respectively	29	26
Additional paid-in capital	133,143	110,650
Notes receivable	(15)	(67)
Accumulated deficit during the development stage	(65,320)	(40,389)
Deferred stock compensation	(1,476)	(2,774)
Accumulated other comprehensive income	137	245

Total stockholders’ equity	66,498	67,691

	$78,340	$77,877

The accompanying notes are an integral part of these consolidated balance sheets.

ESPERION THERAPEUTICS, INC. AND SUBSIDIARIES

(A Company in the Development Stage)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended	Inception to
	December 31,	December 31,	December 31,	December 31,
	2001	2000	1999	2001
In thousands, except share and per share data
Operating expenses:
Research and development	$21,454	$22,596	$8,484	$54,457
General and administrative	5,023	3,156	2,518	11,161
Goodwill amortization	839	250	—	1,089
Purchased in-process research and development	—	4,000	—	4,000

Total operating expenses	27,316	30,002	11,002	70,707

Loss from operations	(27,316)	(30,002)	(11,002)	(70,707)

Other income (expense):
Interest income	2,824	2,633	424	6,127
Interest expense	(766)	(408)	(92)	(1,266)
Other, net	327	201	—	526

Total other income	2,385	2,426	332	5,387

Net loss before taxes	(24,931)	(27,576)	(10,670)	(65,320)
Provision for income taxes	—	—	—	—

Net loss	(24,931)	(27,576)	(10,670)	(65,320)
Beneficial conversion feature upon issuance of preferred stock	—	(22,870)	—	(22,870)

Net loss attributable to common stockholders	$(24,931)	$(50,446)	$(10,670)	$(88,190)

Basic and diluted net loss per share	$(0.91)	$(4.50)	$(5.91)

Shares used in computing basic and diluted net loss per share	27,309,502	11,222,319	1,806,255

Pro forma basic and diluted net loss per share		$(2.45)	$(1.14)

Shares used in computing pro forma basic and diluted net loss per share		20,603,313	9,392,499

The accompanying notes are an integral part of these consolidated statements.

ESPERION THERAPEUTICS, INC. AND SUBSIDIARIES

(A Company in the Development Stage)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

		Convertible		Additional
	Date of	Preferred	Common	Paid-In
	Transaction	Stock	Stock	Capital
In thousands, except share data
Balance — December 31, 1998		$105	$2	$15,302
Issuance of 231,200 shares of common stock for notes	June 4-July 1	—	—	48
Decrease in notes receivables		—	—	—
Deferred stock compensation related to stock options		—	—	1,117
Amortization of deferred stock compensation		—	—	—
Net loss		—	—	—
Foreign currency translation adjustment		—	—	—

Comprehensive loss
Balance — December 31, 1999		105	2	16,467
Issuance of 310,217 shares of common stock, net, upon exercise of stock options and under stock purchase plan	March 1- December 31	—	—	123
Issuance of 10,252,879 shares of Series C preferred stock for cash and services	January 7	102	—	22,457
Issuance of 1,136,363 shares of Series D preferred stock for cash	February 22	11	—	4,989
Conversion of preferred stock	August 9	(218)	16	202
Issuance of 6,000,000 shares of common stock for initial public offering net of $1.6 million in offering expenses	August 10	—	6	48,614
Issuance of 900,000 shares of common stock for underwriters’ over-allotment	September 5	—	1	7,532
Issuance of 813,008 shares of common stock for acquisition of Talaria Therapeutics, Inc.	September 21	—	1	7,316
Deferred stock compensation related to stock options		—	—	2,950
Amortization of deferred stock compensation		—	—
Decrease in notes receivable		—		—
Net loss		—	—	—
Foreign currency translation adjustment		—	—	—

Comprehensive loss
Balance — December 31, 2000		—	26	110,650
Issuance of 185,216 shares of common stock, net, upon	January 5-
exercise of options and under stock purchase plan	December 31	—	—	198
Issuance of 58,626 shares of common stock for milestone payment to Talaria Therapeutics, Inc.	January 8	—	—	447
Issuance of 3,183,335 shares of common stock for private placement net of $1.5 million in offering expenses	July 27	—	3	22,339
Forgiveness of notes receivable		—	—	—
Retirement of Talaria Indemnity Shares	November 15	—	—	(91)
Deferred stock compensation adjustment	December 1	—	—	(400)
Amortization of deferred stock compensation		—	—	—
Decrease in notes receivable		—	—	—
Net loss		—	—	—
Foreign currency translation adjustment		—	—	—

Comprehensive loss
Balance — December 31, 2001		$—	$29	$133,143

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Accumulated
		Deficit		Accumulated
		During the	Deferred	Other	Total
	Notes	Development	Stock	Comprehensive	Stockholders’	Comprehensive
	Receivable	Stage	Compensation	Income/(Loss)	Equity	Loss
In thousands, except share data
Balance — December 31, 1998	$(78)	$(2,143)	$—	$(1)	$13,187
Issuance of 231,200 shares of common stock for notes	(48)	—	—	—	—
Decrease in notes receivables	20	—	—	—	20
Deferred stock compensation related to stock options	—	—	(1,117)	—	—
Amortization of deferred stock compensation	—	—	279	—	279
Net loss	—	(10,670)	—	—	(10,670)	$(10,670)
Foreign currency translation adjustment	—	—	—	(1)	(1)	(1)

Comprehensive loss						$(10,671)

Balance — December 31, 1999	(106)	(12,813)	(838)	(2)	2,815
Issuance of 310,217 shares of common stock, net, upon exercise of stock options and under stock purchase plan	—	—	—	—	123
Issuance of 10,252,879 shares of Series C preferred stock for cash and services	—	—	—	—	22,559
Issuance of 1,136,363 shares of Series D preferred stock for cash	—	—	—	—	5,000
Conversion of preferred stock	—	—	—	—	—
Issuance of 6,000,000 shares of common stock for initial public offering net of $1.6 million in offering expenses	—	—	—	—	48,620
Issuance of 900,000 shares of common stock for underwriters’ over-allotment	—	—	—	—	7,533
Issuance of 813,008 shares of common stock for acquisition of Talaria Therapeutics, Inc.	—	—	—	—	7,317
Deferred stock compensation related to stock options	—	—	(2,950)		—
Amortization of deferred stock compensation	—	—	1,014	—	1,014
Decrease in notes receivable	39	—	—	—	39
Net loss	—	(27,576)	—	—	(27,576)	$(27,576)
Foreign currency translation adjustment	—	—	—	247	247	247

Comprehensive loss						$(27,329)

Balance — December 31, 2000	(67)	(40,389)	(2,774)	245	67,691
Issuance of 185,216 shares of common stock, net, upon
exercise of options and under stock purchase plan	—	—	—	—	198
Issuance of 58,626 shares of common stock for milestone payment to Talaria Therapeutics, Inc.	—	—	—	—	447
Issuance of 3,183,335 shares of common stock for private placement net of $1.5 million in offering expenses	—	—	—	—	22,342
Forgiveness of notes receivable	38	—	—	—	38
Retirement of Talaria Indemnity Shares	—	—	—	—	(91)
Deferred stock compensation adjustment	—	—	400	—	—
Amortization of deferred stock compensation	—	—	898	—	898
Decrease in notes receivable	14	—	—	—	14
Net loss	—	(24,931)	—	—	(24,931)	$(24,931)
Foreign currency translation adjustment	—	—	—	(108)	(108)	(108)

Comprehensive loss						$(25,039)

Balance — December 31, 2001	$(15)	$(65,320)	$(1,476)	$137	$66,498

The accompanying notes are an integral part of these consolidated statements.

ESPERION THERAPEUTICS, INC. AND SUBSIDIARIES

(A Company in the Development Stage)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended	Inception to
	December 31,	December 31,	December 31,	December 31,
	2001	2000	1999	2001
In thousands
Cash Flows from Operating Activities:
Net loss	$(24,931)	$(27,576)	$(10,670)	$(65,320)
Adjustments to reconcile net loss to net cash used in operating activities —
Purchased in-process research and development	—	4,000	—	4,000
Depreciation and amortization	2,014	1,036	404	3,522
Stock-based compensation expense	898	1,427	554	2,879
Decrease in notes receivable	52	39	20	111
Loss on sale of furniture and equipment	22	—	—	22
Non-cash interest included in long-term debt	243	145	15	403
Increase (decrease) in cash resulting from changes in —
Prepaid expenses and other	(440)	(1,256)	(63)	(1,834)
Other assets	6	(85)	—	(79)
Accounts payable	(816)	2,619	1,317	3,198
Accrued liabilities	185	1,697	571	2,600

Net cash used in operating activities	(22,767)	(17,954)	(7,852)	(50,498)

Cash Flows from Investing Activities:
Purchases of furniture and equipment	(2,023)	(1,341)	(1,563)	(5,791)
Deposit on equipment	(107)	(450)	—	(557)
Acquisition of Talaria Therapeutics, Inc.	—	(233)	—	(233)
Proceeds from sale of furniture and equipment	2	—	—	2

Net cash used in investing activities	(2,128)	(2,024)	(1,563)	(6,579)

Cash Flows from Financing Activities:
Net proceeds from issuance of convertible preferred stock	—	26,871	—	42,200
Proceeds from issuance of common stock	22,449	56,276	—	78,727
Proceeds from long-term debt	3,523	1,489	3,027	8,039
Repayments of long-term debt	(956)	(518)	(248)	(1,722)

Net cash provided by financing activities	25,016	84,118	2,779	127,244

Effect of Exchange Rate Changes on Cash	(63)	184	(1)	119

Increase (Decrease) in Cash and Cash Equivalents	58	64,324	(6,637)	70,286
Cash and Cash Equivalents — Beginning of Period	70,228	5,904	12,541	—

Cash and Cash Equivalents — End of Period	$70,286	$70,228	$5,904	$70,286

The accompanying notes are an integral part of these consolidated statements.

ESPERION THERAPEUTICS, INC. AND SUBSIDIARIES

(A Company in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of the Business

      Esperion Therapeutics, Inc. (formerly Metapharma, Inc.) was incorporated on May 18, 1998. Esperion Therapeutics, Inc. and its subsidiaries, Esperion AB and Esperion LUV Development, Inc. (collectively referred to as “the Company”), are devoting substantially all of their efforts towards conducting drug discovery and development, initiating and overseeing clinical trials, pursuing regulatory approval for products under development, recruiting personnel, raising capital, and building infrastructure. The Company’s main focus is the research and development of pharmaceutical product candidates for cardiovascular and metabolic diseases.

      In the course of such activities, the Company has sustained significant operating losses and expects such losses, which will likely increase as the Company expands its research and development activities, to continue for at least the next several years. The Company has not generated any revenues or product sales and has not achieved profitable operations or positive cash flows from operations. The Company’s accumulated deficit during the development stage totaled approximately $65.3 million through December 31, 2001. The Company plans to finance its operations with a combination of stock issuances, license payments, and payments from strategic research and development arrangements and, if its product candidates are commercialized, with revenues from product sales. There are no assurances that the Company will be successful in obtaining an adequate level of financing needed for the long-term development and commercialization of its planned products.

(2) Significant Accounting Policies

  Principles of Consolidation and Translation

      The accompanying consolidated financial statements include the accounts of Esperion Therapeutics, Inc., Esperion AB (“Sweden”) and Esperion LUV Development, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

      The financial statements of Sweden are translated using exchange rates in effect at the end of the period for assets and liabilities and at average rates during the period for results of operations. The resulting foreign currency translation adjustment is reflected as a separate component of stockholders’ equity. Other foreign currency transaction gains totaled approximately $400,000, $201,000 and $0 for the year ended December 31, 2001, 2000 and 1999, respectively, and are included in other income in the statement of operations.

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

  Goodwill

      Goodwill represents the unamortized cost in excess of fair value of net assets acquired. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets” (“SFAS 142”), which primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The provisions for SFAS 142 will be effective for the Company’s fiscal year beginning January 1, 2002. This statement is summarized in New Accounting Pronouncements below.

  Impairment of Long-Lived Assets

      In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the carrying value of the assets to the present value of the expected future cash flows associated with the use of the asset. The Company’s long-lived assets consist primarily of goodwill and computer and lab equipment that are amortized or depreciated over short useful lives to prevent impairment issues. The Company has not recognized any impairment losses through December 31, 2001.

  Accrued Liabilities

      Accrued liabilities consist of the following (in thousands):

	Year Ended
	December 31,

	2001	2000

Accrued external costs	$1,511	$1,211
Accrued professional fees	226	828
Accrued compensation	649	406
Accrued other	186	81

	$2,572	$2,526

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

  Supplemental Disclosures of Cash Flow Information

      The Company paid cash for interest of approximately $526,000, $282,000, $66,000, and $874,000 in 2001, 2000, 1999 and the period from inception to December 31, 2001, respectively.

  Basic, Diluted and Pro Forma Net Loss per Share

      Basic and diluted net loss per share amounts have been calculated using the weighted average number of shares of common stock outstanding during the respective periods. Pro forma basic and diluted net loss per share amounts include the shares used in computing basic and diluted net loss per share and the assumed conversion of all outstanding shares of preferred stock from the original date of issuance.

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

      In 2001, 2000 and 1999, 502,516, 898,736, and 0 options, respectively, for the purchase of common stock were not included in the calculation of diluted loss per share as doing so would have been anti-dilutive.

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

  New Accounting Pronouncements

      SFAS 141 supersedes Accounting Principles Board Opinion No. 16, “Business Combinations”. The most significant changes made by SFAS 141 are (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill, and (3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain (rather than being deferred and amortized).

ESPERION THERAPEUTICS, INC. AND SUBSIDIARIES
(A Company in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      SFAS 142 supersedes Accounting Principles Board Opinion No. 17, “Intangible Assets”, and primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The most significant changes made by SFAS 142 are that: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization of intangible assets with finite lives will no longer be limited to forty years. SFAS 142 also specifies that certain intangible assets that were previously identified as separate from goodwill (i.e., assembled workforce) are not considered separately identifiable for purposes of this standard and should be included as part of goodwill and subject to the non-amortization provisions for SFAS 142.

      The provisions of SFAS 142 will be effective for the Company’s fiscal year beginning January 1, 2002. At effectiveness, an evaluation of goodwill will be required, and any impairment of goodwill at that time will be recognized as a cumulative effect of adoption. Total goodwill included in the Company’s Consolidated Financial Statements was $3.1 million at December 31, 2001 and $3.5 million at December 31, 2000. Goodwill amortization expense was $839,000 and $250,000 for the years ended December 31, 2001 and 2000, respectively. As a result of the non-amortization provisions of SFAS 142, goodwill amortization expense will be eliminated effective January 1, 2002. In addition, based on management’s current financial projections, management does not believe that goodwill and other intangibles are currently impaired. The Company will perform a more detailed assessment in the first quarter of 2002 to determine the effect of this new standard.

      SFAS 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 is effective for the Company’s fiscal year beginning January 1, 2002 and is not expected to have a material impact upon effectiveness.

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

  Reclassifications

      Certain amounts from the 2000 and 1999 financial statements have been reclassified to conform to the 2001 presentation.

(3) Stockholders’ Equity

      On March 24, 2000, the stockholders of the Company approved an amendment and restatement to the Company’s certificate of incorporation that, as of August 9, 2000, effected (i) an increase in the authorized shares of common stock to 50,000,000, and (ii) a reduction in the authorized shares of preferred stock from 15,000,000 to 5,000,000. All references in the consolidated financial statements and accompanying notes have also been adjusted to reflect the amendment and restatement of the certificate of incorporation.

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

      In July 2001, the Company completed a private placement of its stock, which resulted in the issuance of 3,183,335 shares of common stock at $7.50 per share. The net proceeds from the private placement were approximately $22.3 million. In August 2001, the Company filed a Registration Statement under the Securities Act of 1933, as amended, to register the resale of these shares by the purchasers of such shares. The Registration Statement was declared effective by the Securities and Exchange Commission on September 4, 2001.

      In August 2000, the Company completed the initial public offering of its common stock, which resulted in the issuance of 6,000,000 shares of common stock at $9.00 per share. In connection with the offering, all of the outstanding preferred stock was converted to common stock. In September 2000, an additional 900,000 shares of common stock were sold by the Company at $9.00 per share to cover the underwriters’ over-allotment. As a result of those sales, the Company received net proceeds of approximately $56.3 million.

  Preferred Stock

      The Board of Directors is authorized to issue up to 5,000,000 shares of preferred stock in one or more series. Under each issuance of a series of preferred stock, the Board of Directors is permitted to fix the designations, preferences, powers and relative rights and restrictions thereof, including without limitation, the dividend rate, conversion rights, voting rights, redemption price, and liquidation preference.

  Conversion of Preferred Stock

      In connection with the initial public offering, each of the Company’s outstanding shares of Series A, Series B, Series C and Series D preferred stock (“Series A,” “Series B,” “Series C” and “Series D,” respectively, together “Preferred Stock”) was automatically converted into approximately 0.7225 shares of common stock.

  Series C and Series D

      In January and February 2000, the Company issued shares of Series C and Series D. Total cash proceeds to the Company were approximately $21.9 million and $5.0 million relating to the issuance of 10,252,879 shares of Series C and 1,136,363 shares of Series D, respectively. As a part of the Series C, the Company issued 127,414 shares to the chief executive officer and another member of the Board of Directors for services rendered to the Company during 1999. The Company recorded the related expense of $275,215 as an increase to compensation expense during 1999.

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

(4) Acquisition

      On September 21, 2000, the Company acquired all of the outstanding shares of stock of Talaria Therapeutics, Inc. (“Talaria”) in exchange for the issuance of 813,008 shares of the Company’s restricted common stock to Talaria stockholders, valued at a price of $9.00 per share. Additionally, the merger agreement provides for the following additional consideration to Talaria stockholders: (i) payment by the Company of up to $6.3 million in cash and/or common stock based on the achievement of four development milestones; and (ii) payment by the Company of royalties in cash and/or common stock based on net annual sales of large unilamellar vesicles, or LUV, in North America. The milestones are due upon the enrollment of the first patient in certain clinical trials and upon each of the filing and approval of a new drug application in the United States. On January 8, 2001, the Company achieved the first of the milestones. This milestone payment was settled through the issuance of 58,626 shares of restricted common stock with an aggregate value of $447,000. This milestone payment was accounted for as an increase in the purchase price and added to goodwill during the first quarter of 2001. The royalty payments will be included in cost of sales in the period when the respective sales are recognized. The combined milestone payments and royalties are subject to a maximum aggregate ceiling of $20.0 million.

      The acquisition was accounted for under the purchase method of accounting. In connection with this acquisition, the Company recorded a non-cash charge to operations in 2000 of $4.0 million, associated with the write-off of in-process research and development acquired in the transaction that had not reached technological feasibility. The allocation of the purchase price was based on an independent appraisal of the fair values on the closing date. The Company recorded approximately $3.75 million as goodwill, representing the excess of the purchase price over the fair value of net assets acquired. This amount included $265,000 of acquisition-related costs. The operating results of Talaria have been included in the consolidated results of operations from the date of the merger.

      The purchase price allocation based on the net assets of Talaria at the closing date is as follows (in thousands):

Net assets (liabilities)	$(168)
In-process research and development	4,000
Goodwill	3,750

Total purchase price	$7,582

      The unaudited pro forma operations for the years ended December 31, 2000 and 1999, set forth below, reports results as if the Company and Talaria had been combined as of the beginning of each year. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results do not include the write-off of in-process research and development, any anticipated cost savings or other effects of the planned integration of the Company and Talaria, and are not necessarily indicative of

ESPERION THERAPEUTICS, INC. AND SUBSIDIARIES
(A Company in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the results which would have occurred if the business combination had been in effect for the periods presented below, or which may result in the future.

	Pro forma
	Year ended December 31,

In thousands, except per share data	2000	1999

Operating expenses	$27,941	$13,834

Net loss	(29,682)	(13,438)

Basic and diluted net loss per share	$(2.51)	$(5.13)

Shares used in computing basic and diluted net loss per share	11,809,492	2,619,263

(5) Equity Compensation Plans

  2000 Equity Compensation Plan

      In 2000, the Company established the 2000 Equity Compensation Plan (as amended and restated, the “2000 Plan”). The 2000 Plan provides for grants of incentive stock options, nonqualified stock options, stock awards and performance units to the Company’s employees, advisors, consultants and non-employee directors.

      The 2000 Plan authorizes the issuance of up to 1,700,000 shares of common stock. No stock awards or performance units have been granted to date under the 2000 Plan. Grants may be made to any of the Company’s employees, members of our board of directors, and consultants and advisors who perform services for us. The exercise price of stock options will be determined by the compensation committee, and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted.

      Options generally become exercisable over a period of four years from the date of grant, and expire ten years after the grant date. Activity related to stock options under the 2000 Plan is summarized as follows:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding at December 31, 1999	—
Options granted	160,000	$11.53
Options cancelled	—
Options exercised	—

Outstanding at December 31, 2000	160,000	$11.53
Options granted	609,125	$7.01
Options cancelled	(25,000)	$7.16
Options exercised	—

Outstanding at December 31, 2001	744,125	$7.98

      As of December 31, 2001, there were 955,875 shares of common stock available for issuance under the 2000 Plan.

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

      Activity related to stock options under the 1998 Plan is summarized as follows:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding at December 31, 1998	324,763	$0.15
Options granted	542,867	$0.29
Options cancelled	—
Options exercised	—

Outstanding at December 31, 1999	867,630	$0.24
Options granted	904,291	$4.86
Options cancelled	(5,104)	$5.40
Options exercised	(333,966)	$0.22

Outstanding at December 31, 2000	1,432,851	$3.14

Options granted	116,846	$9.05
Options cancelled	(146,915)	$2.54
Options exercised	(222,532)	$0.35

Outstanding at December 31, 2001	1,180,250	$4.33

      As of December 31, 2001, there were 47,827 shares of common stock available for issuance under the 1998 Plan.

      The options outstanding and exercisable at December 31, 2001 under both the 1998 and 2000 Plans are as follows:

			Weighted
		Weighted	Average		Weighted
		Average	Contractual		Average
Price Per	Options	Exercise	Remaining	Options	Exercise
Share	Outstanding	Price	Life	Exercisable	Price

$0.14-$0.21	199,282	$0.17	6.7	96,112	$0.16
$0.32-$2.22	344,913	$2.19	8.1	148,852	$2.19
$2.77-$4.50	108,654	$3.86	8.2	41,015	$3.38
$4.57	297,797	$4.57	8.2	128,941	$4.57
$4.75-$6.70	328,309	$6.09	9.5	20,703	$5.57
$6.75-$9.00	397,125	$8.48	9.0	90,184	$8.89
$9.94-$18.88	248,295	$12.52	8.1	63,811	$13.02

	1,924,375	$5.74	8.4	598,618	$4.78

ESPERION THERAPEUTICS, INC. AND SUBSIDIARIES
(A Company in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The options outstanding and exercisable at December 31, 2000 under both the 1998 and 2000 Plans are as follows:

			Weighted
		Weighted	Average		Weighted
		Average	Contractual		Average
Price Per	Options	Exercise	Remaining	Options	Exercise
Share	Outstanding	Price	Life	Exercisable	Price

$0.14	151,727	$0.14	7.5	37,934	$0.14
$0.21	364,417	$0.21	8.3	84,648	$0.21
$0.32	5,418	$0.32	8.9	1,333	$0.32
$2.22	345,786	$2.22	9.1	61,825	$2.22
$2.77-$2.91	35,443	$2.90	5.7	32,803	$2.91
$4.57	299,519	$4.57	9.2	55,612	$4.57
$6.18-$9.00	304,204	$8.83	9.6	15,839	$8.64
$10.88-$18.88	86,337	$15.33	9.9	94	$10.88

	1,592,851	$3.99	8.8	290,088	$2.23

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

	December 31,

	2001	2000	1999

Net loss:
As Reported	$(24,931)	$(50,446)	$(10,670)
Pro Forma	$(27,010)	$(51,267)	$(10,688)
Basic and diluted loss per share:
As Reported	$(0.91)	$(4.50)	$(5.91)
Pro Forma	$(0.99)	$(4.57)	$(5.92)

      The fair value of options was estimated at the date of grant using the Black Scholes Single Option valuation method under SFAS No. 123 with the following assumptions as of December 31, 2001, 2000 and 1999, respectively: weighted average risk free interest rate of 4.27%, 4.98% and 5.32%; dividend yield of 0%; volatility of 110.67%, 130.22% and 0%; and expected life of options of five years. The weighted-average fair values of options granted during 2001, 2000 and 1999 were $5.60, $5.08 and $0.18 per share, respectively. Option valuation models require the input of highly subjective assumptions. Because changes in subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing model does not necessarily provide a reliable single measure of the fair value of the Company’s stock options.

  Deferred Stock Compensation

      The Company recorded approximately $4.0 million of deferred stock compensation in 2000 and 1999 relating to stock options granted to employees at less than the board of director’s estimate of fair value. These amounts are included as a reduction in stockholders’ equity and are being amortized on a straight-line basis to expense over the related vesting periods. For the years ended December 31, 2001, 2000 and 1999, the Company recorded deferred stock compensation amortization of approximately $898,000, $1 million and $279,000, respectively, which is included in operating expenses.

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

      Under the Purchase Plan, the Company issued 22,291 and 6,042 shares of common stock in 2001 and 2000, respectively, to various employees. These shares were issued with a weighted average price per share of $5.96 and $9.14 as of December 31, 2001 and 2000, respectively. At December 31, 2001, there were 471,667 shares of common stock remaining to be issued under the Purchase Plan.

(6) Income Taxes

      As of December 31, 2001 and 2000, the Company had net operating loss carryforwards of approximately $41.1 million and $25.2 million, respectively. These net operating loss carryforwards begin to expire in 2013 through 2021. Additionally, utilization of net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code. These and other deferred income tax assets are fully reserved by a valuation allowance due to historical operating losses.

      The Company’s effective tax rate is 0%, resulting from losses incurred in the development stage. This effective rate differs from the statutory rate of 34% due to the Company providing a valuation allowance against deferred tax assets, which primarily consists of net operating loss carryforwards.

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting and the amount used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,

	2001	2000	1999

Start-up costs	$5,081	$3,230	$191
Net operating loss carryforward	13,964	8,555	3,317
Asset basis differences	73	50	(150)
Less — Valuation allowance	(19,118)	(11,835)	(3,358)

	$—	$—	$—

(7) Commitments and Contingencies

Lease Commitments

      The Company leases its office space under operating leases that expire at various dates through December 2004. Total rent expense under all leases was approximately $540,000, $505,000, and $386,000 in 2001, 2000 and 1999, respectively. Future minimum payments under noncancellable operating leases at December 31, 2001, are as follows (in thousands):

2002	$761
2003	487
2004	27

$1,275

ESPERION THERAPEUTICS, INC. AND SUBSIDIARIES
(A Company in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

License Agreements

      In June 1998, the Company entered into a license agreement with a pharmaceutical company for one of the Company’s product candidates. The Company paid initial license fees of $750,000 under the agreement and may be obligated to make additional payments of up to $14.5 million in the aggregate upon reaching certain milestones.

      In March 1999, the Company entered into a license agreement with a pharmaceutical company for one of the Company’s product candidates. During 2001, the Company paid $100,000 upon obtaining the first milestone under the agreement and may be obligated to make additional payments of up to $6.2 million in the aggregate upon reaching certain other milestones.

      In September 1999, the Company entered into a license agreement with a group of inventors for one of the Company’s product candidates. The initial license fee of $50,000 was paid in 2000. The Company paid $50,000 upon reaching the first milestone in 2001 and may be obligated to make additional payments of up to $2.1 million in the aggregate upon reaching certain other milestones.

      In February 2000, the Company entered into a license agreement with a European entity for one of the Company’s product candidates. The Company made an initial license payment of $25,000.

      In September 2000, the Company acquired all of the outstanding shares of stock of Talaria pursuant to a merger agreement and related documents. The Company made the first milestone payment under the merger agreement in 2001 and may be obligated to make additional payments of up to $5.5 million in the aggregate upon reaching certain other milestones as discussed in Note 4.

      In September 2001, the Company entered into a license agreement with an educational institution for a discovery project. The Company paid an initial combined license and maintenance fee of $25,000 and is obligated to pay additional annual license maintenance fees of up to $905,000 in the aggregate. The Company may also be obligated make payments of up to $995,000 in the aggregate upon reaching certain milestones.

      All of the payments were charged to research and development expenses in the accompanying consolidated statements of operations.

      In connection with the above agreements, the Company may be obligated to make various milestone and license maintenance payments, as defined in the agreements, up to an aggregate remaining amount of $30.2 million, and royalty payments on future sales pursuant to formulas in the agreements. At the present time, the Company can give no assurances as to the likelihood that such future milestones will be achieved.

  Employee Benefit Plan

      The Company maintains a 401(k) plan covering substantially all of its employees in the United States. The Board of Directors has authorized an amendment to the 401(k) plan to allow, at the discretion of the Board of Directors, the Company to make matching and/or discretionary contributions on behalf of all participants who have elected to make deferrals to the 401(k) plan. No matching or discretionary contributions have been made since inception.

(8) Long-Term Debt

      In December 2000, the Company entered into an equipment loan facility with a bank whereby the Company may borrow up to $2.5 million for equipment purchases. Borrowings under the facility are collateralized by the related equipment, are payable in equal monthly principal payments over 42 months. As of December 31, 2001, the Company had outstanding borrowings under this facility of $1.8 million at a weighted average interest rate of 12%.

ESPERION THERAPEUTICS, INC. AND SUBSIDIARIES
(A Company in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In April 1999, the Company entered into an equipment loan facility with a bank whereby the Company may borrow up to $1.5 million for equipment purchases. Borrowings under the facility are collateralized by the related equipment, bear interest at the bank’s prime rate (5.0% and 9.5% at December 31, 2001 and 2000, respectively) plus 1%, and are payable in equal monthly principal payments over 36 months. As of December 31, 2001 and 2000, outstanding borrowings under this facility were $248,000 and $743,000, respectively. The loan facility subjects the Company to various financial covenants, which, among other restrictions, requires the Company to maintain certain minimum levels of tangible net worth and liquidity. Management has determined that the Company is in compliance with these covenants at December 31, 2001 and 2000.

      The Company has a credit facility, totaling 50 million Swedish kronor (approximately $4.8 million and $5.3 million at December 31, 2001 and 2000, respectively), with a Swedish entity that may only be used to finance the development of a certain product candidate. If a related product is not developed or does not succeed in the market, as defined under that credit facility, the Company’s obligation to repay the loan may be forgiven. Borrowings under the loan agreement bear interest at 17.0% of which 9.5% is payable quarterly. The remaining 7.5% of interest, along with principal, are payable in five equal annual installments starting December 30, 2004. The Company had outstanding borrowings on the loan facility of 40.7 million and 20.7 million Swedish kronor (approximately $3.9 million and $2.2 million) at December 31, 2001 and 2000, respectively. This outstanding principal balance has been classified as long-term debt. Management has determined that the carrying value of the debt approximates fair value in accordance with SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” Management’s estimate of fair value is determined by reference to various market data for comparable financial instruments, requires considerable judgment by management, and is not necessarily indicative of the amounts that could be realized in a current market exchange.

      The Company has a memorandum of understanding with respect to entering into an equipment loan with an economic development group whereby we may borrow up to $500,000 for equipment purchases. Outstanding borrowings under the term loan bear interest at 4% per annum and total approximately $382,000 as of December 31, 2001.

      In December 2001, the Company entered into an equipment loan facility with a bank whereby the Company may borrow up to $2.0 million for past and future purchases of equipment. Borrowings under the facility will be collateralized by the related equipment, bear interest at the bank’s prime rate, and are payable in equal monthly principal payments over 42 months. As of December 31, 2001, the Company has no outstanding borrowings under this facility.

      As of December 31, 2001, maturities of long-term debt are as follows (in thousands):

2002	$863
2003	691
2004	1,298
2005	818
2006	820
Thereafter	1,855

6,345
Less — current portion	(863)

$5,482

(9) Related Party Transactions

      Certain stockholders have provided consulting and other professional services to the Company. Total expense for these services was $509,000 in 2001, $423,000 in 2000, and $236,000 in 1999. At December 31,

ESPERION THERAPEUTICS, INC. AND SUBSIDIARIES
(A Company in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2001 and 2000, amounts due to related parties totaled $125,000 and $151,000, respectively, and are classified as accounts payable or accrued liabilities in the accompanying consolidated balance sheets.

(10) Quarterly Results of Operations (Unaudited)

      The following table summarizes selected unaudited quarterly financial information for 2001 and 2000. The Company believes that all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included in the selected quarterly information (in thousands, except per share data).

	Three Months Ended				Year Ended

	March 31,	June 30,	September 30,	December 31,	December 31,
	2001	2001	2001	2001	2001

Operating expense	$7,168	$6,990	$6,507	$6,651	$27,316
Operating loss	(7,168)	(6,990)	(6,507)	(6,651)	(27,316)
Net loss	(5,981)	(6,325)	(6,281)	(6,344)	(24,931)
Basic and diluted net loss per common share	$(0.23)	$(0.24)	$(0.22)	$(0.22)	$(0.91)

	Three Months Ended				Year Ended

	March 31,	June 30,	September 30,	December 31,	December 31,
	2000	2000	2000	2000	2000

Operating expense	$5,069	$6,823	$11,375	$6,735	$30,002
Operating loss	(5,069)	(6,823)	(11,375)	(6,735)	(30,002)
Net loss	(4,693)	(6,514)	(10,804)	(5,565)	(27,576)
Basic and diluted net loss per common share	$(13.91)	$(2.95)	$(0.74)	$(0.22)	$(4.50)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Items 10, 11, 12 and 13. Directors and Executive Officers of the Registrant; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management; Certain Relationships and Related Transactions

      The information called for by Part III (Items 10, 11, 12 and 13) is incorporated by reference from the Company’s definitive Proxy Statement to be filed in connection with its 2002 Annual Meeting of Stockholders, except that the information regarding the Company’s executive officers called for by Item 401(b) of Regulation S-K pursuant to Item 10 has been included in Part I of this report and the information called for by Items 402(k) and 402(l) of Regulation S-K pursuant to Item 11 is not incorporated by reference.

PART IV

Item 14. Exhibits Financial Statement Schedules and Reports on Form 10-K

      (a) Financial Statements

      1. These financial statements are set forth in Item 8.

      2. No financial statement schedules are required.

      (b) Reports on Form 8-K

      None.

      (c) Exhibits

Number	Exhibit

2.1†	Agreement and Plan of Merger and Reorganization by and among Esperion Therapeutics, Inc., Esperion Mergerco, Inc. and Talaria Therapeutics, Inc. dated as of September 21, 2000. Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed October 6, 2000.
2.2†	Indemnification, Escrow and Participation Agreement by and among Esperion Therapeutics, Inc., the stockholders of Talaria Therapeutics, Inc., Rock Hill Ventures, Inc. and Sills Cummis Radin Tischman Epstein & Gross dated as of September 21, 2000. Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed October 6, 2000.
2.3	Non-Competition Agreement by and among Esperion Therapeutics, Inc. Esperion Mergerco, Inc. and certain Talaria Parties dated as of September 21, 2000. Incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed October 6, 2000.
3.3	Fifth Amended and Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000.
3.4	Amended and Restated Bylaws of the Company. Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000.
4.1	Form of Common Stock Certificate of the Company. Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-31032) filed on August 4, 2000.
10.1*	Esperion Therapeutics, Inc. 1998 Stock Option Plan. Incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-31032) filed on July 10, 2000.
10.2†	Collaboration and License Agreement between Esperion Therapeutics, Inc. and Pharmacia & Upjohn AB dated June 24, 1998. Incorporated by reference to Exhibit 10.2 to Amendment No. 3 to the Company’s Registration Statement non Form S-1 (Reg. No. 333-31032) filed on August 9, 2000.
10.3†	License Agreement among Esperion Therapeutics, Inc., Jean-Louis Dasseux as the Inventors’ Representative and the Inventors named therein dated September 15, 1999. Incorporated by reference to Exhibit 10.3 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-31032) filed on August 9, 2000.
10.4†	License Agreement between Inex Pharmaceuticals Corporation and Esperion Therapeutics, Inc. dated March 16, 1999. Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-31032) filed on February 24, 2000.

Number	Exhibit

10.5	Letter Agreement among Esperion Therapeutics, Inc., Inex Pharmaceuticals Corporation and the University of British Columbia dated March 12, 1999. Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-31032) filed on February 24, 2000.
10.6	License Agreement between Esperion Therapeutics, Inc. and Region Wallonne dated February 17, 2000. Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-31032) filed on February 24, 2000.
10.7	Lease between Esperion Therapeutics, Inc. and State-94 Limited Partnership dated November 30, 1998, as amended. Incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-31032) filed on July 10, 2000.
10.8	Lease between Esperion Therapeutics, Inc. and Maxey, LLC dated January 4, 1999. Incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-31032) filed on July 10, 2000.
10.9	Loan and Security Agreement between Silicon Valley Bank, doing business as Silicon Valley East, and Esperion Therapeutics, Inc., dated March 31, 1999. Incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-31032) filed on July 10, 2000.
10.11*	Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-31032) filed on July 10, 2000.
10.12	Loan Agreement between Stiftelson Industrifonden and Esperion Therapeutics, Inc. dated May 19, 1999. Incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-31032) filed on July 10, 2000.
10.13	Investors’ Rights Agreement among Esperion Therapeutics, Inc. and the parties set forth therein dated July 6, 1998. Incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-31032) filed on July 10, 2000.
10.14	Amendment No. 1 to the Investors’ Rights Agreement among Esperion Therapeutics, Inc. and the parties set forth therein dated August 11, 1998. Incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-31032) filed on July 10, 2000.
10.15	Amendment No. 2 to the Investors’ Rights Agreement among Esperion Therapeutics, Inc. and the parties set forth therein dated January 7, 2000. Incorporated by reference to Exhibit 10.15 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-31032) filed on July 10, 2000.
10.16	Amendment No. 3 to the Investors’ Rights Agreement among Esperion Therapeutics, Inc. and the parties set forth therein dated February 22, 2000. Incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-31032) filed on July 10, 2000.
10.17	Restricted Stock Purchase Agreement between Esperion Therapeutics, Inc. and Roger S. Newton dated July 6, 1998. Incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-31032) filed on July 10, 2000.
10.18	Advisory Relationship letter between Scheer & Company, Inc. and Esperion Therapeutics, Inc. dated March 31, 1999. Incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-31032) filed on July 10, 2000.

Number	Exhibit

10.23	Form of Restricted Stock Purchase Agreement. Incorporated by reference to Exhibit 10.23 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-31032) filed on August 4, 2000.
10.24	Form of Promissory Note. Incorporated by reference to Exhibit 10.24 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-31032) filed on August 4, 2000.
10.25	Form of Stock Pledge Agreement. Incorporated by reference to Exhibit 10.25 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-31032) filed on July 10, 2000.
10.27	Third Amendment to Lease between Esperion Therapeutics, Inc. and State-94 Limited Partnership dated December 20, 2000. Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
10.28	Lease Extension between Esperion Therapeutics, Inc. and Maxey, LLC dated December 20, 2000. Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
10.29†	Amendment to License Agreement between Esperion Therapeutics, Inc. and Inex Pharmaceuticals Corp. dated October 23, 2000. Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
10.30	Fourth Amendment to Lease between Esperion Therapeutics, Inc. and Kosmos Associates, LLC, successor to State 94 Limited Partnership, dated February 15, 2001. Incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001.
10.31	Master Loan and Security Agreement between Transamerica Business Credit Corporation and Esperion Therapeutics, Inc. dated as of December 27, 2000. Incorporated by reference to Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001.
10.32	Form of Amendment to Restricted Stock Purchase Agreement. Incorporated by reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001.
10.33	Commercial Sublease between SWMF Holdings Corporation and Esperion Therapeutics, Inc. dated as of June 22, 2001. Incorporated by reference to Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001.
10.34	Lease Extension — Second Renewal Term between Maxey LLC and Esperion Therapeutics, Inc. dated September 21, 2001. Incorporated by reference to Exhibit 10.34 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001.
10.35@	License Agreement Michigan File 1855 Technology between the Regents of the University of Michigan and Esperion Therapeutics, Inc. dated effective September 18, 2001. Incorporated by reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001.
10.36*	Esperion Therapeutics, Inc. 2000 Equity Compensation Plan (Amended and Restated, Effective May 22, 2001). Incorporated by reference to the Company’s Proxy Statement for the 2001 Annual Meeting of Stockholders.
10.37	Memorandum of Understanding between SWMF Holdings Corporation and Esperion Therapeutics, Inc. dated July 11, 2001.
10.38	Loan and Security Agreement between Silicon Valley Bank and Esperion Therapeutics, Inc. dated October 31, 2001.
10.39	Loan Modification Agreement between Silicon Valley Bank and Esperion Therapeutics, Inc. entered into as of December 7, 2001, effective as of October 31, 2001.

Number	Exhibit

10.40	Confirmation of Sublease Terms between Southwest Michigan Holdings Corporation and Esperion Therapeutics, Inc. dated effective October 15, 2001.
21.1	Subsidiaries of Esperion Therapeutics, Inc.
23.1	Consent of Arthur Andersen LLP.
24.1	Power of Attorney (included on signature page).

†	Confidential treatment granted with respect to portions of this Exhibit.

@	Confidential treatment requested with respect to portions of the Agreement indicated with brackets and asterisks [***]. A complete copy of this Agreement, including the redacted portions, has been separately filed with the Securities and Exchange Commission.

*	Compensation plans or arrangements in which directors and/or executive officers are eligible to participate.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Ann Arbor, Michigan on March 14, 2002.

ESPERION THERAPEUTICS, INC.

By:	/s/ ROGER S. NEWTON

Roger S. Newton
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated on the 14th day of March, 2002. Each person whose individual signature appears below hereby authorizes Roger S. Newton, Timothy M. Mayleben and any other person appointed as attorney-in-fact, or any of them, to execute in the name of each such person and to file any amendment to this Annual Report, and appoints Roger S. Newton, Timothy M. Mayleben and any other person appointed as attorney-in-fact, or any of them, on his or her behalf individually and in each capacity stated below and to file any amendments to this Annual Report.

Signature	Title

/s/ ROGER S. NEWTON Roger S. Newton	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ TIMOTHY M. MAYLEBEN Timothy M. Mayleben	Senior Vice President, Operations and Finance and Chief Financial Officer (Principal Financial Officer)

/s/ FRANK E. THOMAS Frank E. Thomas	Senior Director, Finance and Investor Relations (Principal Accounting Officer)

/s/ DAVID I. SCHEER David I. Scheer	Chairman

/s/ SUSAN B. BAYH Susan B. Bayh	Director

/s/ HENRY E. BLAIR Henry E. Blair	Director

/s/ RONALD M. CRESSWELL Ronald M. Cresswell	Director

/s/ ANTONIO M. GOTTO, JR. Antonio M. Gotto, Jr.	Director

/s/ EILEEN M. MORE Eileen M. More	Director

/s/ SETH A. RUDNICK Seth A. Rudnick	Director

INDEX TO EXHIBITS

Number	Exhibit

2.1†	Agreement and Plan of Merger and Reorganization by and among Esperion Therapeutics, Inc., Esperion Mergerco, Inc. and Talaria Therapeutics, Inc. dated as of September 21, 2000. Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed October 6, 2000.
2.2†	Indemnification, Escrow and Participation Agreement by and among Esperion Therapeutics, Inc., the stockholders of Talaria Therapeutics, Inc., Rock Hill Ventures, Inc. and Sills Cummis Radin Tischman Epstein & Gross dated as of September 21, 2000. Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed October 6, 2000.
2.3	Non-Competition Agreement by and among Esperion Therapeutics, Inc. Esperion Mergerco, Inc. and certain Talaria Parties dated as of September 21, 2000. Incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed October 6, 2000.
3.3	Fifth Amended and Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000.
3.4	Amended and Restated Bylaws of the Company. Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000.
4.1	Form of Common Stock Certificate of the Company. Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-31032) filed on August 4, 2000.
10.1*	Esperion Therapeutics, Inc. 1998 Stock Option Plan. Incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-31032) filed on July 10, 2000.
10.2†	Collaboration and License Agreement between Esperion Therapeutics, Inc. and Pharmacia & Upjohn AB dated June 24, 1998. Incorporated by reference to Exhibit 10.2 to Amendment No. 3 to the Company’s Registration Statement non Form S-1 (Reg. No. 333-31032) filed on August 9, 2000.
10.3†	License Agreement among Esperion Therapeutics, Inc., Jean-Louis Dasseux as the Inventors’ Representative and the Inventors named therein dated September 15, 1999. Incorporated by reference to Exhibit 10.3 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-31032) filed on August 9, 2000.
10.4†	License Agreement between Inex Pharmaceuticals Corporation and Esperion Therapeutics, Inc. dated March 16, 1999. Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-31032) filed on February 24, 2000.
10.5	Letter Agreement among Esperion Therapeutics, Inc., Inex Pharmaceuticals Corporation and the University of British Columbia dated March 12, 1999. Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-31032) filed on February 24, 2000.
10.6	License Agreement between Esperion Therapeutics, Inc. and Region Wallonne dated February 17, 2000. Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-31032) filed on February 24, 2000.
10.7	Lease between Esperion Therapeutics, Inc. and State-94 Limited Partnership dated November 30, 1998, as amended. Incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-31032) filed on July 10, 2000.

Number	Exhibit

10.8	Lease between Esperion Therapeutics, Inc. and Maxey, LLC dated January 4, 1999. Incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-31032) filed on July 10, 2000.
10.9	Loan and Security Agreement between Silicon Valley Bank, doing business as Silicon Valley East, and Esperion Therapeutics, Inc., dated March 31, 1999. Incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-31032) filed on July 10, 2000.
10.11*	Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-31032) filed on July 10, 2000.
10.12	Loan Agreement between Stiftelson Industrifonden and Esperion Therapeutics, Inc. dated May 19, 1999. Incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-31032) filed on July 10, 2000.
10.13	Investors’ Rights Agreement among Esperion Therapeutics, Inc. and the parties set forth therein dated July 6, 1998. Incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-31032) filed on July 10, 2000.
10.14	Amendment No. 1 to the Investors’ Rights Agreement among Esperion Therapeutics, Inc. and the parties set forth therein dated August 11, 1998. Incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-31032) filed on July 10, 2000.
10.15	Amendment No. 2 to the Investors’ Rights Agreement among Esperion Therapeutics, Inc. and the parties set forth therein dated January 7, 2000. Incorporated by reference to Exhibit 10.15 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-31032) filed on July 10, 2000.
10.16	Amendment No. 3 to the Investors’ Rights Agreement among Esperion Therapeutics, Inc. and the parties set forth therein dated February 22, 2000. Incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-31032) filed on July 10, 2000.
10.17	Restricted Stock Purchase Agreement between Esperion Therapeutics, Inc. and Roger S. Newton dated July 6, 1998. Incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-31032) filed on July 10, 2000.
10.18	Advisory Relationship letter between Scheer & Company, Inc. and Esperion Therapeutics, Inc. dated March 31, 1999. Incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-31032) filed on July 10, 2000.
10.23	Form of Restricted Stock Purchase Agreement. Incorporated by reference to Exhibit 10.23 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-31032) filed on August 4, 2000.
10.24	Form of Promissory Note. Incorporated by reference to Exhibit 10.24 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-31032) filed on August 4, 2000.
10.25	Form of Stock Pledge Agreement. Incorporated by reference to Exhibit 10.25 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-31032) filed on July 10, 2000.
10.27	Third Amendment to Lease between Esperion Therapeutics, Inc. and State-94 Limited Partnership dated December 20, 2000. Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

Number	Exhibit

10.28	Lease Extension between Esperion Therapeutics, Inc. and Maxey, LLC dated December 20, 2000. Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
10.29†	Amendment to License Agreement between Esperion Therapeutics, Inc. and Inex Pharmaceuticals Corp. dated October 23, 2000. Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
10.30	Fourth Amendment to Lease between Esperion Therapeutics, Inc. and Kosmos Associates, LLC, successor to State 94 Limited Partnership, dated February 15, 2001. Incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001.
10.31	Master Loan and Security Agreement between Transamerica Business Credit Corporation and Esperion Therapeutics, Inc. dated as of December 27, 2000. Incorporated by reference to Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001.
10.32	Form of Amendment to Restricted Stock Purchase Agreement. Incorporated by reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001.
10.33	Commercial Sublease between SWMF Holdings Corporation and Esperion Therapeutics, Inc. dated as of June 22, 2001. Incorporated by reference to Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001.
10.34	Lease Extension — Second Renewal Term between Maxey LLC and Esperion Therapeutics, Inc. dated September 21, 2001. Incorporated by reference to Exhibit 10.34 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001.
10.35@	License Agreement Michigan File 1855 Technology between the Regents of the University of Michigan and Esperion Therapeutics, Inc. dated effective September 18, 2001. Incorporated by reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001.
10.36*	Esperion Therapeutics, Inc. 2000 Equity Compensation Plan (Amended and Restated, Effective May 22, 2001). Incorporated by reference to the Company’s Proxy Statement for the 2001 Annual Meeting of Stockholders.
10.37	Memorandum of Understanding between SWMF Holdings Corporation and Esperion Therapeutics, Inc. dated July 11, 2001.
10.38	Loan and Security Agreement between Silicon Valley Bank and Esperion Therapeutics, Inc. dated October 31, 2001.
10.39	Loan Modification Agreement between Silicon Valley Bank and Esperion Therapeutics, Inc. entered into as of December 7, 2001, effective as of October 31, 2001.
10.40	Confirmation of Sublease Terms between Southwest Michigan Holdings Corporation and Esperion Therapeutics, Inc. dated effective October 15, 2001.
21.1	Subsidiaries of Esperion Therapeutics, Inc.
23.1	Consent of Arthur Andersen LLP.
24.1	Power of Attorney (included on signature page).

†	Confidential treatment granted with respect to portions of this Exhibit.

@	Confidential treatment requested with respect to portions of the Agreement indicated with brackets and asterisks [***]. A complete copy of this Agreement, including the redacted portions, has been separately filed with the Securities and Exchange Commission.

*	Compensation plans or arrangements in which directors and/or executive officers are eligible to participate.