Form 10-K/A
period 2001-12-31
ESPERION THERAPEUTICS INC/MI
filed 2002-03-19
CIK 1066745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(AMENDMENT NO. 1)

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
PART II
INDEX TO FINANCIAL STATEMENTS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PART III
PART IV
SIGNATURES
INDEX TO EXHIBITS
EX-10.37 Memorandum of Understanding
EX-10.38 Loan and Security Agreement
EX-10.39 Loan Modification Agreement
EX-10.40 Confirmation of Sublease Terms
EX-21.1 Subsidiaries of Esperion Therapeutics Inc.
EX-23.1 Consent of Arthur Andersen LLP

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

Consolidated Statement of Operations Data (in thousands, except share and per share data):

	Year Ended
	December 31,			Inception to	Inception to
				December 31,	December 31,
	2001	2000	1999	1998	2001

Operating expenses:
Research and development	$21,454	$22,596	$8,484	$1,923	$54,457
General and administrative	5,023	3,156	2,518	464	11,161
Goodwill amortization	839	250	—	—	1,089
Purchased in-process research and development(1)	—	4,000	—	—	4,000

Operating loss	(27,316)	(30,002)	(11,002)	(2,387)	(70,707)
Other income, net	2,385	2,426	332	244	5,387

Net loss	(24,931)	(27,576)	(10,670)	(2,143)	(65,320)
Beneficial conversion feature(2)	—	(22,870)	—	—	(22,870)

Net loss attributable to common stockholders	$(24,931)	$(50,446)	$(10,670)	$(2,143)	$(88,190)

Basic and diluted net loss per share	$(0.91)	$(4.50)	$(5.91)	$(1.46)

Shares used in computing basic and diluted net loss per share	27,309,502	11,222,319	1,806,255	1,466,615

Pro forma basic and diluted net loss per share		$(2.45)	$(1.14)

Shares used in computing pro forma basic and diluted net loss per share		20,603,313	9,392,499

Consolidated Balance Sheet Data (in thousands):

	2001	2000	1999	1998

Cash and cash equivalents	$70,286	$70,228	$5,904	$12,541
Working capital	64,926	64,181	3,143	12,390
Total assets	78,340	77,877	7,999	13,414
Long-term debt, less current portion	5,482	3,027	2,284	—
Convertible preferred stock	—	—	105	105
Deficit accumulated during the development stage	(65,320)	(40,389)	(12,813)	(2,143)
Total stockholders’ equity	66,498	67,691	2,815	13,187

(1)	We recorded a $4.0 million charge to operations in 2000, for the write-off of purchased in-process research and development related to the acquisition of Talaria Therapeutics, Inc.

(2)	We recorded approximately $22.9 million relating to the beneficial conversion feature of the series C and series D preferred stock in the first quarter of fiscal 2000 through equal and offsetting adjustments to additional paid-in-capital with no net impact on stockholders’ equity. The beneficial conversion feature was considered in the determination of our loss per common share amounts.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

ESPERION THERAPEUTICS, INC. AND SUBSIDIARIES

(A Company in the Development Stage)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

		Convertible		Additional
	Date of	Preferred	Common	Paid-In
	Transaction	Stock	Stock	Capital
In thousands, except share data
Balance — Inception (May 18, 1998)		$—	$—	$—
Issuance of 1,329,399 shares of common stock for cash	July 6	—	2
Issuance of 10,500,000 shares of Series A and B preferred stock for cash	July 6- August 11	105	—	15,224
Issuance of 375,700 shares of common stock for notes	September 1- December 11	—	—	78
Net loss		—	—	—
Foreign currency translation adjustment		—	—	—

Comprehensive loss
Balance — December 31, 1998		$105	$2	$15,302
Issuance of 231,200 shares of common stock for notes	June 4-July 1	—	—	48
Decrease in notes receivables		—	—	—
Deferred stock compensation related to stock options		—	—	1,117
Amortization of deferred stock compensation		—	—	—
Net loss		—	—	—
Foreign currency translation adjustment		—	—	—

Comprehensive loss
Balance — December 31, 1999		105	2	16,467
Issuance of 310,217 shares of common stock, net, upon exercise of stock options and under stock purchase plan	March 1- December 31	—	—	123
Issuance of 10,252,879 shares of Series C preferred stock for cash and services	January 7	102	—	22,457
Issuance of 1,136,363 shares of Series D preferred stock for cash	February 22	11	—	4,989
Conversion of preferred stock	August 9	(218)	16	202
Issuance of 6,000,000 shares of common stock for initial public offering net of $1.6 million in offering expenses	August 10	—	6	48,614
Issuance of 900,000 shares of common stock for underwriters’ over-allotment	September 5	—	1	7,532
Issuance of 813,008 shares of common stock for acquisition of Talaria Therapeutics, Inc.	September 21	—	1	7,316
Deferred stock compensation related to stock options		—	—	2,950
Amortization of deferred stock compensation		—	—
Decrease in notes receivable		—		—
Net loss		—	—	—
Foreign currency translation adjustment		—	—	—

Comprehensive loss

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Accumulated
		Deficit		Accumulated
		During the	Deferred	Other	Total
	Notes	Development	Stock	Comprehensive	Stockholders’	Comprehensive
	Receivable	Stage	Compensation	Income/(Loss)	Equity	Loss
In thousands, except share data
Balance — Inception (May 18, 1998)	$—	$—	$—	$—	$—
Issuance of 1,329,399 shares of common stock for cash	—	—	—	—	2
Issuance of 10,500,000 shares of Series A and B preferred stock for cash	—	—	—	—	15,329
Issuance of 375,700 shares of common stock for notes	(78)	—	—	—	—
Net loss	—	(2,143)	—	—	(2,143)	$(2,143)
Foreign currency translation adjustment	—	—	—	(1)	(1)	(1)

Comprehensive loss						$(2,144)

Balance — December 31, 1998	$(78)	$(2,143)	$—	$(1)	$13,187
Issuance of 231,200 shares of common stock for notes	(48)	—	—	—	—
Decrease in notes receivables	20	—	—	—	20
Deferred stock compensation related to stock options	—	—	(1,117)	—	—
Amortization of deferred stock compensation	—	—	279	—	279
Net loss	—	(10,670)	—	—	(10,670)	$(10,670)
Foreign currency translation adjustment	—	—	—	(1)	(1)	(1)

Comprehensive loss						$(10,671)

Balance — December 31, 1999	(106)	(12,813)	(838)	(2)	2,815
Issuance of 310,217 shares of common stock, net, upon exercise of stock options and under stock purchase plan	—	—	—	—	123
Issuance of 10,252,879 shares of Series C preferred stock for cash and services	—	—	—	—	22,559
Issuance of 1,136,363 shares of Series D preferred stock for cash	—	—	—	—	5,000
Conversion of preferred stock	—	—	—	—	—
Issuance of 6,000,000 shares of common stock for initial public offering net of $1.6 million in offering expenses	—	—	—	—	48,620
Issuance of 900,000 shares of common stock for underwriters’ over-allotment	—	—	—	—	7,533
Issuance of 813,008 shares of common stock for acquisition of Talaria Therapeutics, Inc.	—	—	—	—	7,317
Deferred stock compensation related to stock options	—	—	(2,950)		—
Amortization of deferred stock compensation	—	—	1,014	—	1,014
Decrease in notes receivable	39	—	—	—	39
Net loss	—	(27,576)	—	—	(27,576)	$(27,576)
Foreign currency translation adjustment	—	—	—	247	247	247

Comprehensive loss						$(27,329)

ESPERION THERAPEUTICS, INC. AND SUBSIDIARIES

(A Company in the Development Stage)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — (Continued)

		Convertible		Additional
	Date of	Preferred	Common	Paid-In
	Transaction	Stock	Stock	Capital
In thousands, except share data
Balance — December 31, 2000		—	26	110,650
Issuance of 185,216 shares of common stock, net, upon	January 5-
exercise of options and under stock purchase plan	December 31	—	—	198
Issuance of 58,626 shares of common stock for milestone payment to Talaria Therapeutics, Inc.	January 8	—	—	447
Issuance of 3,183,335 shares of common stock for private placement net of $1.5 million in offering expenses	July 27	—	3	22,339
Forgiveness of notes receivable		—	—	—
Retirement of Talaria Indemnity Shares	November 15	—	—	(91)
Deferred stock compensation adjustment	December 1	—	—	(400)
Amortization of deferred stock compensation		—	—	—
Decrease in notes receivable		—	—	—
Net loss		—	—	—
Foreign currency translation adjustment		—	—	—

Comprehensive loss
Balance — December 31, 2001		$—	$29	$133,143

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Accumulated
		Deficit		Accumulated
		During the	Deferred	Other	Total
	Notes	Development	Stock	Comprehensive	Stockholders’	Comprehensive
	Receivable	Stage	Compensation	Income/(Loss)	Equity	Loss
In thousands, except share data
Balance — December 31, 2000	(67)	(40,389)	(2,774)	245	67,691
Issuance of 185,216 shares of common stock, net, upon
exercise of options and under stock purchase plan	—	—	—	—	198
Issuance of 58,626 shares of common stock for milestone payment to Talaria Therapeutics, Inc.	—	—	—	—	447
Issuance of 3,183,335 shares of common stock for private placement net of $1.5 million in offering expenses	—	—	—	—	22,342
Forgiveness of notes receivable	38	—	—	—	38
Retirement of Talaria Indemnity Shares	—	—	—	—	(91)
Deferred stock compensation adjustment	—	—	400	—	—
Amortization of deferred stock compensation	—	—	898	—	898
Decrease in notes receivable	14	—	—	—	14
Net loss	—	(24,931)	—	—	(24,931)	$(24,931)
Foreign currency translation adjustment	—	—	—	(108)	(108)	(108)

Comprehensive loss						$(25,039)

Balance — December 31, 2001	$(15)	$(65,320)	$(1,476)	$137	$66,498

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

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 10-K

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

Dated: March 19, 2002

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