Form 10-Q
period 2002-03-31
ESPERION THERAPEUTICS INC/MI
filed 2002-05-14
CIK 1066745

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended:  MARCH 31, 2002

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



          The number of outstanding shares of the Registrant's common stock, as of May 10, 2002, was 29,238,569.

                           ESPERION THERAPEUTICS, INC.

                                    FORM 10-Q
                                TABLE OF CONTENTS


                                                                                                             PAGE
                                                                                                             ----
PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

               Condensed Consolidated Balance Sheets as of March 31, 2002 and
                  December 31, 2001.................................................................            3

               Condensed Consolidated Statements of Operations for the Three Months Ended
                   March 31, 2002 and 2001, and the period from inception to March 31, 2002.........            4

               Condensed Consolidated Statements of Cash Flows for the Three Months Ended
                   March 31, 2002 and 2001, and the period from inception to March 31, 2002.........            5

               Notes to Condensed Consolidated Financial Statements.................................            6

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....            8

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk...............................           13

PART II -- OTHER INFORMATION

  Item 1.  Legal Proceedings........................................................................           13

  Item 2.  Changes in Securities and Use of Proceeds................................................           13

  Item 3.  Defaults Upon Senior Securities..........................................................           13

  Item 4.  Submission of Matters to a Vote of Security Holders......................................           13

  Item 5.  Other Information........................................................................           13

  Item 6.  Exhibits and Reports on Form 8-K.........................................................           13

SIGNATURES..........................................................................................           14

INDEX TO EXHIBITS...................................................................................           15

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  ESPERION THERAPEUTICS, INC. AND SUBSIDIARIES
                      (A Company in the Development Stage)

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                               MARCH 31,          DECEMBER 31,
   in thousands                                                                  2002               2001
----------------------------------------------------------------------------------------------------------------
   ASSETS:
   Current assets:
     Cash and cash equivalents                                                     $63,923           $70,286
     Prepaid expenses and other                                                        910             1,000
----------------------------------------------------------------------------------------------------------------
       Total current assets                                                         64,833            71,286
----------------------------------------------------------------------------------------------------------------
   Plant and equipment, net                                                          4,228             3,313
   Goodwill, net                                                                     3,108             3,108
   Deposits and other assets                                                            51               633
----------------------------------------------------------------------------------------------------------------
   Total assets                                                                    $72,220           $78,340
----------------------------------------------------------------------------------------------------------------

   LIABILITIES AND STOCKHOLDERS' EQUITY:
   Current liabilities:
     Current portion of long-term debt                                              $1,067              $863
     Accounts payable                                                                2,969             2,925
     Accrued liabilities                                                             1,832             2,572
----------------------------------------------------------------------------------------------------------------
       Total current liabilities                                                     5,868             6,360
----------------------------------------------------------------------------------------------------------------
   Long-term debt, less current portion                                              6,921             5,482
   Stockholders' equity:
     Common stock                                                                       29                29
     Additional paid-in capital                                                    133,142           133,143
     Notes receivable                                                                  (12)              (15)
     Accumulated deficit during the development stage                              (72,623)          (65,320)
     Deferred stock compensation                                                    (1,231)           (1,476)
     Accumulated other comprehensive income                                            126               137
----------------------------------------------------------------------------------------------------------------
       Total stockholders' equity                                                   59,431            66,498
----------------------------------------------------------------------------------------------------------------
   Total liabilities and stockholders' equity                                      $72,220           $78,340
----------------------------------------------------------------------------------------------------------------

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                  ESPERION THERAPEUTICS, INC. AND SUBSIDIARIES
                      (A Company in the Development Stage)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,             INCEPTION TO
                                                                           ---------------------------------  MARCH 31,
   in thousands except share and per share data                                 2002            2001            2002
----------------------------------------------------------------------------------------------------------------------------
   Operating expenses:
     Research and development                                                      $5,705          $5,807        $60,162
     General and administrative                                                     1,645           1,151         12,806
     Goodwill amortization                                                              -             210          1,089
     Purchased in-process research and development                                      -               -          4,000
----------------------------------------------------------------------------------------------------------------------------
       Total operating expenses                                                     7,350           7,168         78,057
----------------------------------------------------------------------------------------------------------------------------
   Loss from operations                                                            (7,350)         (7,168)       (78,057)
----------------------------------------------------------------------------------------------------------------------------
   Other income (expense):
     Interest income                                                                  320             962          6,447
     Interest expense                                                                (252)           (123)        (1,518)
     Other, net                                                                       (21)            348            505
----------------------------------------------------------------------------------------------------------------------------
       Total other income                                                              47           1,187          5,434
----------------------------------------------------------------------------------------------------------------------------
   Loss before income taxes                                                        (7,303)         (5,981)       (72,623)
   Provision for income taxes                                                           -               -              -
----------------------------------------------------------------------------------------------------------------------------
   Net loss                                                                        (7,303)         (5,981)       (72,623)
   Beneficial conversion feature on preferred stock                                     -               -        (22,870)
----------------------------------------------------------------------------------------------------------------------------
   Net loss attributable to common stockholders                                   ($7,303)        ($5,981)      ($95,493)
----------------------------------------------------------------------------------------------------------------------------

   Basic and diluted net loss per share                                            ($0.25)         ($0.23)
                                                                           ---------------------------------
   Shares used in computing basic and diluted net loss per share               29,197,523      25,898,639
                                                                           ---------------------------------


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                  ESPERION THERAPEUTICS, INC. AND SUBSIDIARIES
                      (A Company in the Development Stage)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              THREE MONTHS ENDED
                                                                                  MARCH 31,                 INCEPTION TO
                                                                        -----------------------------------   MARCH 31,
   in thousands                                                              2002             2001              2002
-----------------------------------------------------------------------------------------------------------------------------
   Cash flows from operating activities:
     Net loss                                                                  ($7,303)         ($5,981)         ($72,623)
     Adjustments to reconcile net loss to net cash
      used in operating activities:
       Purchased in-process research and development                                 -                -             4,000
       Depreciation and amortization                                               361              461             4,091
       Stock-based compensation expense                                            208              254             2,879
       Decrease in notes receivable                                                  3               21               114
       Loss on sale of plant and equipment                                           1               24                23
       Non-cash interest included in long-term debt                                 82               40               485
       Changes in assets and liabilities:
         Prepaid expenses and other                                                112             (179)           (1,722)
         Other assets                                                              (25)             (20)             (104)
         Accounts payable                                                           44           (1,268)            3,242
         Accrued liabilities                                                      (741)           1,008             1,859
-----------------------------------------------------------------------------------------------------------------------------
            Net cash used in operating activities                               (7,258)          (5,640)          (57,756)
-----------------------------------------------------------------------------------------------------------------------------
   Cash flows from investing activities:
     Purchases of plant and equipment                                             (666)            (405)           (7,014)
     Proceeds from sale of plant and equipment                                       2                -                 4
     Acquisition of Talaria Therapeutics, Inc.                                       -                -              (233)
-----------------------------------------------------------------------------------------------------------------------------
            Net cash used in investing activities                                 (664)            (405)           (7,243)
-----------------------------------------------------------------------------------------------------------------------------
   Cash flows from financing activities:
     Net proceeds from issuance of convertible preferred stock                       -                -            42,200
     Proceeds from the issuance of common stock                                     36               67            78,763
     Proceeds from long-term debt                                                1,834              625             9,873
     Repayments of long-term debt                                                 (325)            (170)           (2,047)
-----------------------------------------------------------------------------------------------------------------------------
            Net cash provided by financing activities                            1,545              522           128,789
-----------------------------------------------------------------------------------------------------------------------------
   Effect of exchange rate changes on cash                                          14              (44)              133
-----------------------------------------------------------------------------------------------------------------------------
   Net increase (decrease) in cash and cash equivalents                         (6,363)          (5,567)           63,923
   Cash and cash equivalents at beginning of period                             70,286           70,228                 -
-----------------------------------------------------------------------------------------------------------------------------
   Cash and cash equivalents at end of period                                  $63,923          $64,661           $63,923
-----------------------------------------------------------------------------------------------------------------------------

   Supplemental disclosures of cash flow information:

     Cash paid during the period for interest                                     $167              $84
   --------------------------------------------------------------------------------------------------------


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                  ESPERION THERAPEUTICS, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1) BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements include the accounts of Esperion Therapeutics, Inc. ("Esperion" or the "Company") and its subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The Company believes that all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation, have been included. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2001.

    Operating results for the three-month periods ended March 31, 2002 and 2001 are not necessarily indicative of the results for the full year.


(2) COMPREHENSIVE LOSS

    Comprehensive loss is the total of net loss and all other non-owner changes in equity. Total comprehensive loss was $7,314,000 and $6,056,000 for the three-month periods ended March 31, 2002 and 2001, respectively. The difference between net loss, as reported in the accompanying condensed consolidated statements of operations, and comprehensive loss is the foreign currency translation adjustment for the respective periods.


(3) BASIC AND DILUTED LOSS PER SHARE

    Basic and diluted net loss per share amounts have been calculated using the weighted average number of shares of common stock outstanding during the respective periods. Options for the purchase of 367,057 and 638,519 shares of common stock for the three-month periods ended March 31, 2002 and 2001, respectively, were not included in the calculation of diluted net loss per share as doing so would have been anti-dilutive.


(4) COMMITMENTS AND CONTINGENCIES

    The Company has entered into various license and other agreements with third parties related to some of its products in development. The Company may be obligated to make various milestone and license maintenance payments, as defined in the agreements, up to an aggregate remaining amount of $30.2 million, and royalty payments on future sales pursuant to formulas in the agreements. Upon reaching certain milestones, all payments are charged to research and development expenses in the accompanying consolidated statements of operations. There were no milestones achieved or payments made during the first quarter of 2002. At the present time, the Company can give no assurances as to the likelihood that such future milestones will be achieved.

(5) ADOPTION OF NEW ACCOUNTING STANDARD

    The Company adopted Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), effective January 1, 2002. Under SFAS No. 142, goodwill and certain indefinite-lived intangible assets are no longer amortized, but are reviewed annually for impairment. In connection with the adoption of SFAS No. 142, the Company has completed the transitional goodwill impairment test, which requires the Company to compare its fair value to the carrying value of its net assets. Based on this analysis, the Company has concluded that no impairment existed at the time of adoption, and accordingly, the Company has not recognized any transitional impairment loss.

    Goodwill reflects the excess of the purchase price over net assets in the Company's September 2000 acquisition of Talaria Therapeutics, Inc. ("Talaria") and the milestone payment made to date. The gross carrying amount of goodwill is approximately $4.2 million, and accumulated amortization is approximately $1.1 million as of March 31, 2002 and December 31, 2001.

    As required by SFAS No. 142, the results of operations for periods prior to its adoption have not been restated. Had SFAS No. 142 been adopted at January 1, 2001, the pro forma loss for the three-month period ended March 31, 2001 and for the period from inception to March 31, 2001 would have been as follows:

                                                                         Three Months
                                                                             Ended         Inception to
                                                                           March 31,        March 31,
in thousands except share and per share data                                 2001              2001
-----------------------------------------------------------------------------------------------------------
Net Loss:
      Reported net loss                                                         ($5,981)       ($46,370)
      Goodwill amortization                                                         210             460
--------------------------------------------------------------------------------------------------------
      Adjusted net loss                                                          (5,771)        (45,910)
      Beneficial conversion feature upon issuance of preferred stock                  -         (22,870)
--------------------------------------------------------------------------------------------------------
      Adjusted net loss attributable to common stockholders                     ($5,771)       ($68,780)
========================================================================================================

Basic Earnings Per Share:
      Reported basic and diluted net loss per share                              ($0.23)
      Goodwill amortization                                                       $0.01
----------------------------------------------------------------------------------------
      Adjusted basic and diluted net loss per share                              ($0.22)
========================================================================================

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

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

    The information contained in this report includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are often identified by words such as "hope," "may," "believe," "anticipate," "plan," "expect," "intend," "assume" and similar expressions. The Company cautions readers that the forward-looking statements, which speak only as of the date of this report, reflect management's current expectations, estimations and projections and involve certain factors, such as risks and uncertainties, that may cause our actual results to be far different from those suggested by our forward-looking statements. These factors include, but are not limited to, risks associated with: management's ability to successfully execute its business strategies; the progress and cost of development of our product candidates; the extent and timing of market acceptance of new products developed by the Company or its competitors; dependence on third parties to conduct clinical trials for our product candidates; the extent and timing of regulatory approval, as desired or required, for our product candidates; dependence on licensing arrangements and other strategic relationships with third parties; clinical trials; manufacturing; dependence on patents and proprietary rights; procurement, maintenance, enforcement and defense of the Company's patents and proprietary rights; competitive conditions in the industry; business cycles affecting the markets in which the Company's products may be sold; extraordinary events and transactions; the timing and extent of the Company's financing needs; fluctuations in foreign exchange rates; and economic conditions generally or in various geographic areas. All of the foregoing factors are difficult to forecast. More detailed information about these and other factors is set forth in the Company's Form 10-K for the year ended December 31, 2001 and other filings with the Securities and Exchange Commission. We do not intend to update any of these factors or to publicly announce the results of any revisions to any of these forward-looking statements.

OVERVIEW

Background

    We have devoted substantially all of our resources since we began our operations in May 1998 to the research and development of pharmaceutical product candidates for cardiovascular and metabolic diseases. We are a development stage biopharmaceutical company and have not generated any revenues from product sales. We have incurred a cumulative net loss of approximately $72.6 million from inception (May 18, 1998) through March 31, 2002, excluding the beneficial conversion feature of preferred stock. These losses have resulted principally from costs incurred from research and development activities, and general and administrative expenses. We expect to incur significant additional operating losses for at least the next several years and until we generate sufficient revenue to offset expenses. Research and development costs relating to product candidates will continue to increase. Manufacturing, sales and marketing costs will be incurred and increase as we prepare for the commercialization of our planned products. Until the Company generates positive cash flow, we will rely on financing our operations with our existing cash balance, additional equity or debt offerings and/or any payments from potential strategic relationships with development partners that we may enter into in the future.

RESULTS OF OPERATIONS

   OPERATING EXPENSES

                                             THREE MONTHS ENDED MARCH 31,
                                       -----------------------------------------
   dollars in thousands                   2002          2001        % CHANGE
--------------------------------------------------------------------------------
   Research and development                 $5,705        $5,807        -1.8%
    % of total                               77.6%         81.0%

   General and administrative               $1,645        $1,151        42.9%
    % of total                               22.4%         16.1%

   Goodwill amortization                         -          $210      -100.0%
    % of total                                0.0%          2.9%

Three Months Ended March 31, 2002 and 2001

    Research and Development Expenses. Research and development expenses include both external and internal costs related to the research and development activities on our existing product candidates as well as discovery efforts on potential new product candidates. External costs include costs related to manufacturing, clinical trials, toxicology or pharmacology studies performed by third parties, milestone payments under certain license agreements and other related expenses. Internal costs include all payroll and related costs attributable to research and development activities, as well as an allocation of overhead expenses incurred by the Company. Research and development expenses decreased to approximately $5.7 million for the three months ended March 31, 2002 compared to approximately $5.8 million for the three months ended March 31, 2001. This 1.8% decrease is primarily due to lower overall costs related to pre-clinical development of our biopharmaceutical product candidates during the first quarter of 2002 as compared to the same period last year. The magnitude of the Company's operating expenses, particularly research and development expenses, are largely dependent upon the timing and size of clinical trials. As of March 31, 2002, we had moved three product candidates, ETC-216, ETC-588 and ETC-642, from pre-clinical into clinical development, resulting in a decrease in pre-clinical costs for the Company. This decrease was largely offset by clinical trial costs primarily with respect to our ETC-216 and ETC-642 product candidates. During the first quarter of 2002, the Company was actively enrolling patients in its Phase II trial of ETC-216 and its Phase I trial of ETC-642, the costs of which exceeded those during the first quarter of 2001, when the Company had an ongoing Phase I trial of ETC-216 and initiated a Phase II trial of ETC-588. As clinical trials progress this year, the Company anticipates that research and development costs will fluctuate as compared to current quarter levels based on the timing and size of the trials. As our product candidates progress through development, clinical trial costs will continue to increase due to the size and cost of more advanced clinical trials and the Company anticipates that research and development costs will fluctuate depending on the timing and size of these trials.

    General and Administrative Expenses. General and administrative expenses include the cost of salaries, employee benefits, and other costs associated with the Company's finance, accounting, human resources, legal, administrative and executive management functions. General and administrative expenses increased to approximately $1.6 million for the three months ended March 31, 2002 compared to approximately $1.2 million for the three months ended March 31, 2001. This 42.9% increase resulted from higher payroll, overhead and related costs in support of the Company's anticipated research and development activities as compared to the prior year. This includes approximately $148,000 in expenses related to employee severance and benefits. These expenses resulted from actions taken in March 2002 to curtail or significantly reduce spending on certain pre-clinical research activities and investment in human resources that lie outside the Company's primary areas of focus in cardiovascular and metabolic diseases and to realign resources toward those areas of focus, including clinical development.

    Goodwill Amortization. Goodwill amortization reflects the amortization of the amount of the excess of the purchase price over net assets in the Company's September 2000 acquisition of Talaria Therapeutics, Inc. ("Talaria") and the milestone payment made to date. Total goodwill included in the Company's Consolidated Financial Statements was $3.1 million at March 31, 2002 and December 31, 2001. Goodwill amortization expense was $0 and $210,000 for the three months ended March 31, 2002 and 2001, respectively.

    The Company adopted Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), effective January 1, 2002. Under SFAS No. 142, goodwill and certain other intangible assets are no longer amortized but are reviewed annually for impairment. In connection with the adoption of SFAS No. 142, the Company has completed the transitional goodwill impairment test, which requires the Company to compare its fair value to the carrying value of its net assets. Based on this analysis, the Company has concluded that no impairment existed at the time of adoption, and, accordingly, the Company has not recognized any transitional impairment loss.

    Other Income, Net. Other income, net consists of interest income (expense), foreign currency transaction loss, and gain (loss) on the disposal of property and equipment. Interest income decreased to approximately $320,000 for the three months ended March 31, 2002 compared to approximately $962,000 for the three months ended March 31, 2001. The decrease is primarily attributable to lower interest rates in 2002 compared to the same period last year. Interest expense for the three months ended March 31, 2002 and 2001 was approximately $252,000 and $123,000, respectively, and represents interest incurred on equipment financing facilities and a special project loan. The increase in interest expense resulted from higher outstanding borrowings in 2002 as compared to the same period in 2001. During the three months ended March 31, 2002, we recorded approximately $21,000 of foreign currency transaction losses compared to approximately $373,000 of foreign currency transaction gains for the three months ended March 31, 2001, on transactions denominated in various currencies of European countries.

    Net Loss. The net loss was approximately $7.3 million for the three months ended March 31, 2002 compared to approximately $6.0 million for the three months ended March 31, 2001. The increase in net loss resulted from increases in general and administrative expenses, including the expenses relating to employee severance, and the decrease in interest income, offset in part by the decreases in research and development expenses and goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

    As of March 31, 2002, the Company had cash and cash equivalents of approximately $63.9 million. Our investment policy emphasizes liquidity and preservation of principal over other portfolio considerations. We select investments that maximize interest income to the extent possible by investing cash in short-term, investment-grade, interest-bearing securities. We believe that our current cash position, along with available borrowings under our credit facilities will be sufficient to fund our operations as currently planned, capital expenditures and debt service until at least the end of 2003.

    During the three months ended March 31, 2002 and 2001, net cash used in operating activities was approximately $7.3 million and $5.6 million, respectively. This cash was used to fund our net losses for the periods, adjusted for non-cash expenses and changes in operating assets and liabilities.

    Net cash used in investing activities for the three months ended March 31, 2002 and 2001 was approximately $664,000 and $405,000, respectively. The net cash used in investing activities for the three months ended March 31, 2002 and 2001 resulted primarily from the acquisition of laboratory equipment, furniture and fixtures and office equipment.

    Net cash proceeds from financing activities were $1.5 million and $522,000 for the three months ended March 31, 2002 and 2001, respectively. The net cash proceeds from financing activities for the three months ended March 31, 2002 resulted primarily from $1.8 million of additional borrowings on a special project loan and equipment term loans, and $36,000 raised from the issuance of common stock to employees as part of the Company's equity compensation plans. The proceeds were partially offset by $325,000 of cash used to repay borrowings under equipment loans. The net cash proceeds from financing activities for the three months ended March 31, 2001 resulted primarily from $625,000 of additional borrowings on a special project loan, and $67,000 raised from the issuance of common stock to employees as part of the Company's equity compensation plans. The proceeds in 2001 were partially offset by $170,000 of cash used to repay borrowings under equipment loans.

    We continually evaluate opportunities to sell additional equity, obtain credit from lenders, enter into strategic relationships, or otherwise further strengthen our financial position. The sale of additional equity, whether publicly or privately, could result in dilution to our stockholders. In addition, from time to time, we may consider the acquisition of or investment in complementary businesses, products or technology that might affect our liquidity requirements or position or cause us to issue additional securities. There can be no assurance that financing opportunities will be available to us in the amounts or on terms acceptable to us, if at all.

    As of March 31, 2002, the Company has the following credit facilities and outstanding borrowings:

    - We have a $2.0 million credit facility with a U.S. bank that may be used to finance purchases of equipment. Borrowings under this facility bear interest at the bank's prime rate. Borrowings outstanding under this facility as of March 31, 2002 amounted to approximately $1.0 million. The facility expires in December 2002.

    - We have a credit facility with a U.S. bank that was used to finance purchases of equipment. Borrowings under this facility bear interest at the bank's prime rate plus 1.0%. The original facility allowed for borrowings of up to $1.5 million. Approximately $124,000 was outstanding under this facility as of March 31, 2002 and no additional borrowings are allowed.

    - We have an additional credit facility with a U.S. lending institution to finance purchases of equipment. This facility allowed for borrowings of up to $2.5 million. Approximately $1.7 million was outstanding under this facility at a weighted average interest rate of 12% as of March 31, 2002 and no additional borrowings are allowed.

    - We also have a credit facility with a Swedish entity totaling 50 million Swedish kronor ($4.8 million as of March 31, 2002). The proceeds from this facility may only be used to finance the development of our ETC-216 product candidate. If a related product is not developed or does not succeed in the market, our obligation to repay the loan may be forgiven. Borrowings under the loan facility bear interest at 17.0% of which 9.5% is payable quarterly. The remaining 7.5% of interest together with principal is payable in five equal annual installments starting in December 2004. The outstanding borrowings, including accrued interest, amounted to 49.6 million Swedish kronor ($4.8 million) as of March 31, 2002.

    - We have a memorandum of understanding with an economic development group in Michigan whereby we can borrow up to $500,000 for equipment purchases at an interest rate of 4%. As of March 31, 2002, outstanding borrowings under this arrangement totaled $382,000.

    We anticipate that our capital expenditures for the next twelve months will be approximately $1.0 million. We expect that these expenditures will primarily include lab and computer equipment.

    We lease our corporate and research and development facilities under operating leases expiring at various times through December 2003. Under certain of these arrangements, including the lease for our headquarters facility, we may extend these leases for one or more additional periods. Total minimum future payments under these leases for the next twelve months are approximately $691,000 as of March 31, 2002.

    We have entered into license and other agreements with certain third parties, which require us to make payments upon achievement of the milestones set forth in the agreements, which contingent payments could, over time, amount to $30.2 million, and, if we sell products using technology licensed under the agreements, to make royalty payments to the licensor pursuant to formulas in the agreements. There can be no assurance that we will meet any or all of the milestones in, or sell any products requiring royalty payments under, our license agreements.

    We expect our operating expenses for 2002 to fluctuate from quarter to quarter. Our capital expenditure requirements will depend on numerous factors, including the progress of our research and development programs, the time required to file and process regulatory approval applications, the development of our commercial manufacturing capabilities, the ability to obtain additional licensing arrangements, and the demand for our product candidates, if and when approved by the FDA or other regulatory authorities.

INCOME TAXES

    As of March 31, 2002, we had operating loss carryforwards of approximately $46.1 million. These net operating loss carryforwards begin to expire in 2013. Additionally, utilization of net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code. These and other deferred income tax assets are fully reserved by a valuation allowance due to historical losses.

EMPLOYEES

    As of March 31, 2002, we had 73 full-time employees. Of these employees, 51 were engaged in research, preclinical and clinical development, regulatory affairs, and/or manufacturing activities and 22 were engaged in general and administrative activities.

CRITICAL ACCOUNTING POLICIES

    The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The Company regularly reviews its estimates and assumptions, which are based on historical experience and on various other factors and judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ if we change, or if circumstances cause a change in, our estimates and assumptions.

    The Company believes that the following critical accounting policies are affected by significant judgments and estimates used in the preparation of its Consolidated Financial Statements.

    The Company records estimated expenses under contracts with third parties on a percentage of completion basis. As of March 31, 2002, approximately $777,000 is included in accrued liabilities in the accompanying Condensed Consolidated Balance Sheet for expenses under contracts based on the percentage of completion basis. These contracts cover ongoing clinical trials, manufacturing and supply agreements, and third party toxicology or pharmacology studies. The expenses are recorded as the work under the contracts is completed and the Company may record an accrued liability or prepaid expense on its Condensed Consolidated Balance Sheet, depending on the payment terms under each contract.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at March 31, 2002. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time will increase our interest expense.


    PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Not applicable.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    Not applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.


ITEM 5.  OTHER INFORMATION

    Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS


    NUMBER                                                    EXHIBIT
--------------- -----------------------------------------------------------------------------------------------------
    10.41       Amendment of Sublease Terms between SWMF Holdings Corporation and Esperion Therapeutics,
                Inc. dated effective February 1, 2002.

(B) REPORTS ON FORM 8-K

    Not applicable.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2002             ESPERION THERAPEUTICS, INC.
                                (Registrant)


                           By:  /s/ Roger S. Newton
                                --------------------------------------
                                Roger S. Newton
                                President and Chief Executive Officer
                                (Principal Executive Officer)


                           By:  /s/ Timothy M. Mayleben
                                --------------------------------------
                                Timothy M. Mayleben
                                Chief Operating Officer
                                and Chief Financial Officer
                                (Principal Financial Officer)

                                INDEX TO EXHIBITS


    NUMBER                                                    EXHIBIT
--------------- -----------------------------------------------------------------------------------------------------
    10.41       Amendment of Sublease Terms between SWMF Holdings Corporation and Esperion Therapeutics,
                Inc. dated effective February 1, 2002.