Form 10-Q
period 2002-06-30
ESPERION THERAPEUTICS INC/MI
filed 2002-08-14
CIK 1066745

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended: JUNE 30, 2002

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

           [ X] Yes                             [ ] No



      The number of outstanding shares of the Registrant's common stock, as of July 31, 2002, was 29,268,045.

                          ESPERION THERAPEUTICS, INC.

                                   FORM 10-Q
                               TABLE OF CONTENTS



                                                                                                             PAGE
                                                                                                             ----
PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

               Condensed Consolidated Balance Sheets as of June 30, 2002 and
                  December 31, 2001...................................................................          3

               Condensed Consolidated Statements of Operations for the Three and Six Months Ended June
                  30, 2002 and 2001, and the period from inception to June 30, 2002...................          4

               Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2002
                  and 2001, and the period from inception to June 30, 2002............................          5

               Notes to Condensed Consolidated Financial Statements...................................          6

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations......          8

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk.................................         14

PART II -- OTHER INFORMATION

  Item 1.  Legal Proceedings..........................................................................         15

  Item 2.  Changes in Securities and Use of Proceeds..................................................         15

  Item 3.  Defaults Upon Senior Securities............................................................         15

  Item 4.  Submission of Matters to a Vote of Security Holders........................................         15

  Item 5.  Other Information..........................................................................         15

  Item 6.  Exhibits and Reports on Form 8-K...........................................................         16

SIGNATURES............................................................................................         17

INDEX TO EXHIBITS.....................................................................................         18


                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                  ESPERION THERAPEUTICS, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     JUNE 30,         DECEMBER 31,
   in thousands                                                                       2002               2001
-------------------------------------------------------------------------------------------------------------------
   ASSETS:                                                                          (UNAUDITED)
   Current assets:
     Cash and cash equivalents                                                         $45,678          $70,286
     Short-term investments                                                             11,084               --
     Prepaid expenses and other                                                            580            1,000
-------------------------------------------------------------------------------------------------------------------
       Total current assets                                                             57,342           71,286
-------------------------------------------------------------------------------------------------------------------
   Property and equipment, net                                                           3,809            3,313
   Goodwill, net                                                                         3,108            3,108
   Deposits and other assets                                                                46              633
-------------------------------------------------------------------------------------------------------------------
   Total assets                                                                        $64,305          $78,340
-------------------------------------------------------------------------------------------------------------------

   LIABILITIES AND STOCKHOLDERS' EQUITY:
   Current liabilities:
     Current portion of long-term debt                                                    $955             $863
     Accounts payable                                                                    2,282            2,925
     Accrued liabilities                                                                 1,861            2,572
-------------------------------------------------------------------------------------------------------------------
       Total current liabilities                                                         5,098            6,360
-------------------------------------------------------------------------------------------------------------------
   Long-term debt, less current portion                                                  7,437            5,482
   Stockholders' equity:
     Preferred stock                                                                        --               --
     Series A, Junior Participating Preferred Stock                                         --               --
     Common stock                                                                           29               29
     Additional paid-in capital                                                        133,258          133,143
     Notes receivable                                                                       (9)             (15)
     Accumulated deficit during the development stage                                  (80,447)         (65,320)
     Deferred stock compensation                                                        (1,050)          (1,476)
     Accumulated other comprehensive income (loss)                                         (11)             137
-------------------------------------------------------------------------------------------------------------------
       Total stockholders' equity                                                       51,770           66,498
-------------------------------------------------------------------------------------------------------------------
   Total liabilities and stockholders' equity                                          $64,305          $78,340
-------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                  ESPERION THERAPEUTICS, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED              SIX MONTHS ENDED
                                                             JUNE 30,                           JUNE 30,            INCEPTION TO
                                                     ----------------------------------------------------------       JUNE 30,
in thousands except share and per share data             2002              2001           2002             2001         2002
--------------------------------------------------------------------------------------------------------------------------------
Operating expenses:
  Research and development                                $5,878          $5,594         $11,583        $11,401        $66,040
  General and administrative                               1,428           1,186           3,073          2,337         14,234
  Goodwill amortization                                       --             210              --            420          1,089
  Purchased in-process research and development               --              --              --             --          4,000
--------------------------------------------------------------------------------------------------------------------------------
    Total operating expenses                               7,306           6,990          14,656         14,158         85,363
--------------------------------------------------------------------------------------------------------------------------------
Loss from operations                                      (7,306)         (6,990)        (14,656)       (14,158)       (85,363)
--------------------------------------------------------------------------------------------------------------------------------
Other income (expense):
  Interest income                                            284             710             604          1,672          6,731
  Interest expense                                          (278)           (189)           (530)          (312)        (1,796)
  Other, net                                                (524)            144            (545)           492            (19)
--------------------------------------------------------------------------------------------------------------------------------
    Total other income (expense)                            (518)            665            (471)         1,852          4,916
--------------------------------------------------------------------------------------------------------------------------------
Loss before income taxes                                  (7,824)         (6,325)        (15,127)       (12,306)       (80,447)
Provision for income taxes                                    --              --              --             --             --
--------------------------------------------------------------------------------------------------------------------------------
Net loss                                                  (7,824)         (6,325)        (15,127)       (12,306)       (80,447)
Beneficial conversion feature on preferred stock              --              --              --             --        (22,870)
--------------------------------------------------------------------------------------------------------------------------------
Net loss attributable to common stockholders             ($7,824)        ($6,325)       ($15,127)      ($12,306)     ($103,317)
--------------------------------------------------------------------------------------------------------------------------------
Basic and diluted net loss per share                      ($0.27)         ($0.24)         ($0.52)        ($0.47)
------------------------------------------------------------------------------------------------------------------
Shares used in computing basic and
diluted net loss per share                            29,237,360      25,953,137      29,217,352     25,924,846
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

                  ESPERION THERAPEUTICS, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                      SIX MONTHS ENDED
                                                                                         JUNE 30,                  INCEPTION TO
                                                                                -----------------------------------   JUNE 30,
   in thousands                                                                     2002             2001              2002
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                                        ($15,127)        ($12,306)         ($80,447)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Purchased in-process research and development                                       --               --             4,000
    Depreciation and amortization                                                      731              949             4,253
    Stock-based compensation expense                                                   389              508             3,268
    Decrease in notes receivable                                                         6               46               117
    Loss on sale of property and equipment                                             101               22               123
    Non-cash interest included in long-term debt                                       177              101               580
    Changes in assets and liabilities:
      Prepaid expenses and other                                                       862             (324)             (972)
      Other assets                                                                     (17)              (3)              (96)
      Accounts payable                                                                (647)          (2,359)            2,551
      Accrued liabilities                                                             (739)           1,879             1,861
--------------------------------------------------------------------------------------------------------------------------------
         Net cash used in operating activities                                     (14,264)         (11,487)          (64,762)
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchases of property and equipment                                                 (698)            (649)           (7,046)
  Acquisition of Talaria Therapeutics, Inc.                                             --               --              (233)
  Proceeds from sale of property and equipment                                           2                2                 4
  Purchases of short-term investments                                              (34,252)              --           (34,252)
  Maturities of short-term investments                                              23,168               --            23,168
--------------------------------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                                     (11,780)            (647)          (18,359)
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net proceeds from issuance of convertible preferred stock                             --               --            42,200
  Proceeds from the issuance of common stock                                           152              105            78,879
  Proceeds from long-term debt                                                       1,834            3,140             9,873
  Repayments of long-term debt                                                        (653)            (426)           (2,375)
--------------------------------------------------------------------------------------------------------------------------------
         Net cash provided by financing activities                                   1,333            2,819           128,577
--------------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                                103             (192)              222
--------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                               (24,608)          (9,507)           45,678
Cash and cash equivalents at beginning of period                                    70,286           70,228                --
--------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                         $45,678          $60,721           $45,678
--------------------------------------------------------------------------------------------------------------------------------

Supplemental disclosures of cash flow information:

    Cash paid during the period for interest                                          $343             $203
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

    Operating results for the three- and six-month periods ended June 30, 2002 and 2001 are not necessarily indicative of the results for the full year or any future periods.


 (2) COMPREHENSIVE LOSS

    Comprehensive loss is the total of net loss and all other non-owner changes in equity. Total comprehensive loss was $7,961,000 and $6,340,000 for the three-month periods ended June 30, 2002 and 2001, respectively, and $15,275,000 and $12,396,000, for the six-month periods ended June 30, 2002 and 2001, respectively. The difference between net loss, as reported in the accompanying condensed consolidated statements of operations, and comprehensive loss is the foreign currency translation adjustment for the respective periods.


 (3) BASIC AND DILUTED LOSS PER SHARE

    Basic and diluted net loss per share amounts have been calculated using the weighted average number of shares of common stock outstanding during the respective periods. Options for the purchase of 400,353 and 666,026 shares of common stock for the three-month periods ended June 30, 2002 and 2001, respectively, and 482,927 and 763,064 for the six-month periods ended June 30, 2002 and 2001, respectively, were not included in the calculation of diluted net loss per share as doing so would have been anti-dilutive.


(4) COMMITMENTS AND CONTINGENCIES

    The Company has entered into various license and other agreements with third parties related to some of its products in development. The Company may be obligated to make milestone and license maintenance payments, as defined in the respective license and other agreements relating to the Company's proprietary rights, up to an aggregate remaining amount of $30.2 million. Upon reaching certain milestones, the payments are charged to research and development expenses in the accompanying consolidated statements of operations. There were no milestones achieved or payments made during the first six months of 2002. At the present time, the Company can give no assurances that such future milestones will be achieved. In addition to the milestone and license maintenance payments, the Company may be obligated to make royalty payments on future sales pursuant to formulas in the agreements.

(5) ADOPTION OF NEW ACCOUNTING STANDARD

    The Company adopted Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), effective January 1, 2002. Under SFAS No. 142, goodwill and certain indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. In connection with the adoption of SFAS No. 142, the Company has completed the transitional goodwill impairment test, which requires the Company to compare its fair value to the carrying value of its net assets. Based on this analysis, the Company has concluded that no impairment existed at the time of adoption, and accordingly, the Company has not recognized any transitional impairment loss.

    Goodwill reflects the excess of the purchase price over net assets in the Company's September 2000 acquisition of Talaria Therapeutics, Inc. ("Talaria") and the milestone payments made to date under the related merger agreement. The gross carrying amount of goodwill is approximately $4.2 million, and accumulated amortization is approximately $1.1 million as of June 30, 2002 and December 31, 2001.

    As required by SFAS No. 142, the results of operations for periods prior to its adoption have not been restated. Had SFAS No. 142 been adopted at January 1, 2001, the pro forma loss for the three- and six-month periods ended June 30, 2001 and for the period from inception to June 30, 2001 would have been as follows:



                                                                          THREE MONTHS        SIX MONTHS
                                                                              ENDED             ENDED         INCEPTION TO
                                                                            JUNE 30,           JUNE 30,         JUNE 30,
in thousands except share and per share data                                  2001               2001             2001
--------------------------------------------------------------------------------------------------------------------------
Net loss:
      Reported net loss                                                     ($6,325)         ($12,306)        ($52,695)
      Goodwill amortization                                                     210               420              670
--------------------------------------------------------------------------------------------------------------------------
      Adjusted net loss                                                      (6,115)          (11,886)         (52,025)
      Beneficial conversion feature upon issuance of preferred stock             --                --          (22,870)
--------------------------------------------------------------------------------------------------------------------------
      Adjusted net loss attributable to common stockholders                 ($6,115)         ($11,886)        ($74,895)
--------------------------------------------------------------------------------------------------------------------------

Basic and diluted net loss per share:
      Reported basic and diluted net loss per share                          ($0.24)           ($0.47)
      Goodwill amortization                                                    0.00              0.01
 ------------------------------------------------------------------------------------------------------
      Adjusted basic and diluted net loss per share                          ($0.24)           ($0.46)
------------------------------------------------------------------------------------------------------


(6) SERIES A JUNIOR PARTICIPATING PREFERRED STOCK

    On April 18, 2002, the Company's Board of Directors approved a stockholder rights plan as set forth in the Rights Agreement dated April 18, 2002 between the Company and StockTrans, Inc., as rights agent (the "Rights Agreement"). In connection with the approval of the Rights Agreement, the Board of Directors declared a distribution of one Right for each outstanding share of the Company's common stock, par value $.001 per share, to stockholders of record at the close of business on April 18, 2002. Each Right, if and when exercisable, will entitle the holder to purchase from the Company one one-hundredth (1/100) of a share of the Series A Junior Participating Preferred Shares, par value $.01 per share, or a combination of securities and assets of equivalent value, at a per unit, adjustable Purchase Price of $50.00. The rights will not be exercisable until the earlier of (i) ten business days following the first public announcement that a person or group of persons together with all affiliates and associates has acquired beneficial ownership of 15% or more of the then-outstanding Common Stock, or (ii) ten business days following the commencement of a tender offer or exchange offer, that if consummated, would result in a person or group of persons together with all affiliates and associates beneficially owning 15% or more of the then-outstanding Common Stock. The Rights will expire at the close of business on April 18, 2012, unless earlier redeemed or terminated by the Company.

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

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

    The information contained in this report includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are often identified by words such as "hope," "may," "believe," "anticipate," "plan," "expect," "intend," "assume" and similar expressions. The Company cautions readers that the forward-looking statements, which speak only as of the date of this report, reflect management's current expectations, estimations and projections and involve certain factors, such as risks and uncertainties, which may cause our actual results to be far different from those suggested by our forward-looking statements. These factors include, but are not limited to, risks associated with: management's ability to successfully execute its business strategies; the progress and cost of development of our product candidates; the extent and timing of market acceptance of new products developed by the Company or its competitors; dependence on third parties to conduct clinical trials for our product candidates; the extent and timing of regulatory approval, as desired or required, for our product candidates; dependence on licensing arrangements and strategic relationships with third parties; clinical trials; manufacturing; dependence on patents and proprietary rights; procurement, maintenance, enforcement and defense of the Company's patents and proprietary rights; competitive conditions in the industry; business cycles affecting the markets in which the Company's products may be sold; extraordinary events and transactions; the timing and extent of the Company's financing needs; fluctuations in foreign exchange rates; economic conditions generally or in various geographic areas; and other factors. All of the foregoing factors are difficult to forecast. More detailed information about these and other factors is set forth in the Company's Form 10-K for the year ended December 31, 2001 and other filings with the Securities and Exchange Commission. We do not intend to update any of these factors or to publicly announce the results of any revisions to any of these forward-looking statements other than as required under the federal securities law.


OVERVIEW

Background

    We have devoted substantially all of our resources since we began our operations in May 1998 to the research and development of pharmaceutical product candidates for cardiovascular and metabolic disease. We are a development stage biopharmaceutical company and have not generated any revenues from any source, including from product sales. We have incurred a cumulative net loss of approximately $80.4 million from inception (May 18, 1998) through June 30, 2002 excluding the beneficial conversion feature of preferred stock. These losses have resulted principally from costs incurred in research and development activities, and general and administrative expenses. We expect to incur significant additional operating losses for at least the next several years and until we generate sufficient revenue to offset expenses. Research and development costs relating to product candidates will continue to increase. Manufacturing, sales and marketing costs will be incurred and increase in preparation for the commercialization of our products. Until we generate positive cash flow, we will rely on financing our operations with our existing cash balance, additional equity or debt offerings or other financings and/or payments from potential strategic relationships with development partners that we may enter into in the future.

RESULTS OF OPERATIONS

   OPERATING EXPENSES


                                            THREE MONTHS ENDED JUNE 30,                 SIX MONTHS ENDED JUNE 30,
                                    ----------------------------------------    --------------------------------------
dollars in thousands                2002       2001         % CHANGE              2002          2001         % CHANGE
-----------------------------------------------------------------------------------------------------------------------
Research and development          $5,878      $5,594         5.1%                $11,583         $11,401          1.6%
 % of total                         80.5%       80.0%                               79.0%           80.5%

General and administrative        $1,428      $1,186        20.4%                 $3,073          $2,337         31.5%
 % of total                         19.5%       17.0%                               21.0%           16.5%

Goodwill amortization                 --        $210      -100.0%                     --            $420       -100.0%
 % of total                           --         3.0%                                 --             3.0%



Three Months Ended June 30, 2002 and 2001

    Research and Development Expenses. Research and development expenses include both external and internal costs related to the research and development activities on our existing product candidates as well as discovery efforts on potential new product candidates. External costs include costs related to manufacturing, clinical trials, toxicology or pharmacology studies performed by third parties, milestone payments under certain license and other agreements and other related expenses. Internal costs include all payroll and related costs attributable to research and development activities, as well as an allocation of overhead expenses incurred by the Company. Research and development expenses increased to approximately $5.9 million for the three months ended June 30, 2002 compared to approximately $5.6 million for the three months ended June 30, 2001. This 5.1% increase is primarily due to higher clinical trial costs on our ETC-216 and ETC-642 product candidates. During the second quarter of 2002, patients were being actively enrolled in the Company's Phase II trial of ETC-216 and Phase I trial of ETC-642. During the second quarter of 2001, the Company had an ongoing Phase II trial of ETC-588. The magnitude of the Company's operating expenses, particularly research and development expense, are largely dependent upon the number, timing, nature and size of clinical trials. As clinical trials continue to progress this year, the Company anticipates that research and development costs will fluctuate as compared to current quarter levels based on the timing and size of the trials. As our product candidates progress through development, clinical trial costs will continue to increase due to the size and cost of more advanced clinical trials and the Company anticipates that research and development costs will fluctuate depending on the number, timing, nature and size of these trials.

    General and Administrative Expenses. General and administrative expenses include the cost of salaries, employee benefits, and other costs associated with the Company's finance, accounting, human resources, legal, administrative, business development and executive management functions. General and administrative expenses increased to approximately $1.4 million for the three months ended June 30, 2002 compared to approximately $1.2 million for the three months ended June 30, 2001. This 20.4% increase resulted from a greater number of general and administrative personnel, as well as increased overhead and related costs in support of the Company's anticipated research and development activities as compared to the prior year.

    Goodwill Amortization. Goodwill amortization reflects the amortization of the amount of the excess of the purchase price over net assets in the Company's September 2000 acquisition of Talaria and the milestone payments made to date under the related merger agreement. Net goodwill included in the Company's Consolidated Financial Statements was $3.1 million at June 30, 2002 and December 31, 2001. Goodwill amortization expense was $0 and $210,000 for the three months ended June 30, 2002 and 2001, respectively.

    The Company adopted SFAS No. 142, effective January 1, 2002, under which goodwill and certain indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. In connection with the adoption of SFAS No. 142, the Company has completed the transitional goodwill impairment test, which requires the Company to compare its fair value to the carrying value of its net assets. Based on this analysis, the Company has concluded that no impairment existed at the time of adoption, and, accordingly, the Company has not recognized any transitional impairment loss.

    Other Income (Expense). Other income (expense) consists of interest income (expense), foreign currency transaction gain (loss), and gain (loss) on the disposal of property and equipment. Interest income decreased to approximately $284,000 for the three months ended June 30, 2002 compared to approximately $710,000 for the three months ended June 30, 2001. The decrease is primarily attributable to lower interest rates in 2002 compared to the same period last year, as well as to our investing our cash more conservatively as compared to 2001. Interest expense for the three months ended June 30, 2002 and 2001 was approximately $278,000 and $189,000, respectively, and represents interest incurred on equipment financing facilities and a special project loan. The increase in interest expense resulted from higher outstanding borrowings in 2002 as compared to the same period in 2001.

    During the three months ended June 30, 2002, we recorded approximately $413,000 of unrealized foreign currency transaction losses compared to approximately $144,000 of unrealized foreign currency transaction gains for the three months ended June 30, 2001, on transactions that primarily related to manufacturing activities in Europe for clinical trials. These transaction gains/(losses) result from liabilities denominated in foreign currencies primarily the Swedish Kronor and the Euro. As the exchange rate between the US dollar and these currencies fluctuates, the Company records a gain (loss) on these transactions. During the second quarter of 2002, the US dollar has generally weakened against these foreign currencies whereas the opposite was true in the second quarter of 2001. During the three months ended June 30, 2002, we recorded approximately $112,000 of loss on the disposal and/or sale of equipment primarily related to our lab and office facility in Sweden.

    Net Loss. The net loss was approximately $7.8 million for the three months ended June 30, 2002 compared to approximately $6.3 million for the three months ended June 30, 2001. The increase in net loss resulted from increases in general and administrative and research and development expenses, the increase in unrealized foreign currency transaction losses, and the decrease in interest income, offset in part by the decrease in goodwill amortization.

Six Months Ended June 30, 2002 and 2001

    Research and Development Expenses. Research and development expenses increased to approximately $11.6 million for the six months ended June 30, 2002 compared to approximately $11.4 million for the six months ended June 30, 2001. This 1.6% increase is primarily due to higher clinical trial costs on our ETC-216 and ETC-642 product candidates. During the first six months of 2002, patients were being actively enrolled in the Company's Phase II trial of ETC-216 and Phase I trial of ETC-642. During the first quarter of 2001, the Company was completing a Phase I trial of ETC-216 and initiated a Phase II trial of ETC-588, which continued during the second quarter. The magnitude of the Company's operating expenses, particularly research and development expense, are largely dependent upon the number, timing, nature and size of clinical trials. As clinical trials progress this year, the Company anticipates that research and development costs will fluctuate as compared to current quarter levels based on the number, timing, nature, and size of the trials. As our product candidates progress through development, clinical trial costs will continue to increase due to the size and cost of more advanced clinical trials and the Company anticipates that research and development costs will fluctuate depending on the number, timing, nature and size of these trials.

General and Administrative Expenses. General and administrative expenses increased to approximately $3.1 million for the six months ended June 30, 2002 compared to approximately $2.3 million for the six months ended June 30, 2001. This 31.5% increase resulted from a greater number of general and administrative personnel, as well as increased overhead and related costs in support of the Company's anticipated research and development activities as compared to the prior year. In addition, the Company recorded approximately $148,000 in expenses related to employee severance and benefits resulting from actions taken in March 2002 to curtail or significantly reduce spending on certain pre-clinical research and other activities that lie outside of the Company's primary areas of focus in cardiovascular metabolic disease. The Company has realigned resources toward those primary areas of focus, including clinical development.

    Goodwill Amortization. Goodwill amortization expense was $0 and $420,000 for the six months ended June 30, 2002 and 2001, respectively. The decrease in goodwill amortization expense resulted from the Company's adoption of SFAS No. 142 effective January 1, 2002 as discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations above.

    Other Income (Expense). Interest income decreased to approximately $604,000 for the six months ended June 30, 2002 compared to approximately $1.7 million for the six months ended June 30, 2001. The decrease is primarily attributable to lower interest rates in 2002 compared to the same period last year, as well as to our investing our cash more conservatively as compared to 2001. Interest expense for the six months ended June 30, 2002 and 2001 was approximately $530,000 and $312,000, respectively, and represents interest incurred on equipment financing facilities and a special project loan. These transaction gains/(losses) result from liabilities denominated in foreign currencies, primarily the Swedish Kronor and the Euro. As the exchange rate between the US dollar and these currencies fluctuates, the Company records a gain (loss) on these transactions. During the first half of 2002, the US dollar has generally weakened against these foreign currencies whereas the opposite was true in the first half of 2001. The increase in interest expense resulted from higher outstanding borrowings in 2002 as compared to the same period in 2001.

    During the six months ended June 30, 2002, we recorded approximately $433,000 of unrealized foreign currency transaction losses compared to approximately $520,000 of unrealized foreign currency transaction gains for the six months ended June 30, 2001, on transactions that primarily related to manufacturing activities in Europe for clinical trials. During the six months ended June 30, 2002, we recorded approximately $112,000 of loss on the disposal and/or sale of equipment, primarily related to our lab and office facility in Sweden, compared to $23,000 for the six months ended June 30, 2001.

    Net Loss. The net loss was approximately $15.1 million for the six months ended June 30, 2002 compared to approximately $12.3 million for the six months ended June 30, 2001. The increase in net loss resulted from increases in general and administrative and research and development expenses, the increase in unrealized foreign currency transaction losses, and the decrease in interest income, offset in part by the decrease in goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

    As of June 30, 2002 and 2001, the Company had cash, cash equivalents and short-term investments of approximately $56.8 million and $60.7 million, respectively. Our investment policy emphasizes liquidity and preservation of principal over other portfolio considerations. We select investments that maximize interest income to the extent possible by investing cash in short-term, investment-grade, interest-bearing securities. During the second quarter of 2002, the Company invested its cash in more conservative securities to further protect the principal as compared to the previous period. This was primarily achieved by more heavily weighting its investments in government securities, such as treasury bonds, treasury notes and notes of other government agencies rather than in securities issued by corporations, including commercial paper. We believe that our current cash position, along with available borrowings under our credit facilities will be sufficient to fund our operations as currently planned, capital expenditures and debt service until at least the end of 2003.

    During the six months ended June 30, 2002 and 2001, net cash used in operating activities was approximately $14.3 million and $11.5 million, respectively. This cash was used to fund our net losses for the periods, adjusted for non-cash expenses and changes in operating assets and liabilities.

    Net cash used in investing activities for the six months ended June 30, 2002 and 2001, respectively, was approximately $11.9 million and $647,000, respectively. The net cash used in investing activities for the six months ended June 30, 2002 resulted primarily from the purchases of short-term investments and capital expenditures offset, in part, by the maturities of short-term investments. The net cash used in investing activities for the six months ended

June 30, 2001 resulted primarily from the acquisition of laboratory equipment, furniture and fixtures and other office equipment.

    Net cash proceeds from financing activities were $1.3 million and $2.8 million for the six months ended June 30, 2002 and 2001, respectively. The net cash proceeds from financing activities for the six months ended June 30, 2002 resulted primarily from $1.8 million of additional borrowings on a special project loan and equipment term loans, and $152,000 received from the issuance of common stock to employees under the Company's equity compensation plans. The proceeds were partially offset by $653,000 of cash used to repay borrowings under equipment loans. The net cash proceeds from financing activities for the six months ended June 30, 2001 resulted primarily from $3.1 million of additional borrowings on a special project loan, and $105,000 raised from the issuance of common stock to employees under the Company's equity compensation plans. The proceeds were partially offset by $426,000 of cash used to repay borrowings under an equipment loan.

    We continually evaluate opportunities to sell additional equity, obtain credit from lenders, enter into strategic relationships, or further strengthen our financial position in other ways. The sale of additional equity, whether publicly or privately, could result in dilution to our stockholders. In addition, from time to time, we may consider the acquisition of or investment in complementary businesses, products or technologies that might affect our liquidity requirements or position or cause us to issue additional securities. There can be no assurance that financing will be available to us in the amounts or on terms acceptable to us, if at all.

    As of June 30, 2002, the Company had the following credit facilities and outstanding borrowings:

    - A $2.0 million credit facility with a U.S. bank that may be used to finance purchases of equipment. Borrowings under this facility bear interest at the bank's prime rate (4.5% at June 30, 2002). Borrowings outstanding under this facility as of June 30, 2002 amounted to approximately $1.0 million. The facility expires in December 2002.

   - An additional credit facility with a U.S. lending institution to finance purchases of equipment. This facility allowed for borrowings of up to $2.5 million. Approximately $1.5 million was outstanding under this facility at a weighted average interest rate of 12% as of June 30, 2002 and no additional borrowings are allowed.

    - A credit facility with a Swedish entity totaling 50 million Swedish kronor ($5.4 million as of June 30, 2002). The proceeds from this facility may only be used to finance the development of our ETC-216 product candidate. If a related product is not developed or does not succeed in the market, our obligation to repay the loan may be forgiven. Borrowings under the loan facility bear interest at 17.0% of which 9.5% is payable quarterly. The remaining 7.5% of interest together with principal is payable in five equal annual installments starting in December 2004. The outstanding borrowings, including accrued interest of
        5.5 million Swedish kronor ($547,000), amounted to 50.5 million Swedish kronor ($5.5 million) as of June 30, 2002.

    - A memorandum of understanding with an economic development agency in Michigan whereby we can borrow up to $500,000 for equipment purchases at an interest rate of 4%. As of June 30, 2002, outstanding borrowings under this arrangement totaled $382,000.

    We anticipate that our capital expenditures for the next twelve months will be approximately $1.0 million. We expect that these expenditures will primarily include lab and computer equipment.

    We lease our corporate and research and development facilities under operating leases expiring at various times through December 2003. Under certain of these arrangements, including the lease for our headquarters facility, we may extend these leases for one or more additional periods. Total minimum future payments under these leases for the next twelve months are approximately $632,000 as of June 30, 2002.

    We have entered into license and other agreements with certain third parties, which require us to make payments upon achievement of the milestones set forth in the agreements. The remaining payments that we could be obligated to make under those agreements could over time amount to $30.2 million. If we sell products using technology licensed under the agreements, we would be obligated to make royalty payments to the licensor pursuant to formulas in the agreements. There can be no assurance that we will meet any or all of the milestones in, or sell any products requiring royalty payments under, our license agreements.

    We expect our operating expenses in 2002 to fluctuate from quarter to quarter. Our capital expenditure requirements will depend on numerous factors, including the progress of our research and development programs, the time required to file and process regulatory approval applications, the development of our commercial manufacturing capabilities, the ability to consummate additional licensing and/or partnering arrangements, and the demand for our product candidates, if and when approved by the FDA or other regulatory authorities.

INCOME TAXES

    As of June 30, 2002, we had operating loss carryforwards of approximately $52.4 million. These carryforwards do not include tax credits for start up costs of approximately $17.5 million, which may be utilized upon the realization of profits. These net operating loss carryforwards begin to expire in 2013. Additionally, utilization of net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code. These and other deferred income tax assets are fully reserved by a valuation allowance due to historical losses.

EMPLOYEES

    As of June 30, 2002, we had 68 full-time employees. Of these employees, 44 were engaged in research, preclinical and clinical development, regulatory affairs, and/or manufacturing activities and 24 were engaged in general and administrative activities.

CRITICAL ACCOUNTING POLICIES

    Management's discussion and analysis of the Company's financial condition and results of operations are based upon the Company's Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of any contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Management regularly reviews its estimates and assumptions, which are based on historical experience and on various other factors and judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions.

    Management believes that the following critical accounting policy is affected by significant judgments and estimates used in the preparation of its consolidated financial statements:

    The Company records estimated expenses under the contracts with third parties on a percentage of completion basis. These contracts cover ongoing clinical trials, manufacturing and supply agreements, and third party toxicology or pharmacology studies. The expenses are recorded as the work under the contract is completed and the Company may record an accrued liability or prepaid expense on its Consolidated Balance Sheet, depending on the payment terms under each contract. As of June 30, 2002, the Company had total potential obligations of approximately $11.4 million under contracts accounted for on the percentage of completion basis. Management estimates that approximately $8.4 million of the contract obligations had been incurred through June 30, 2002 and approximately $801,000 is included in accrued liabilities in the accompanying balance sheet, for expenses under contracts based on the percentage of completion basis.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income that we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense that we must pay with respect to our various outstanding debt instruments. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes. We ensure the safety and preservation of our invested funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at June 30, 2002. Declines in interest rates over time will, however, reduce our interest income such reduction is reported on page 11 in Management's Discussion and Analysis, under the subcaption "Six Months Ended June 30, 2002 and 2001, Other Income (Expense)" while increases in interest rates over time will increase our interest expense.

    PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Not applicable.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    Not applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Annual Meeting of Stockholders of the Company was held on April 18, 2002. At the Annual Meeting, the stockholders of the Company (1) approved the re-election of Ronald M. Cresswell, Ph.D. and Eileen M. More as Directors of the Company, each to hold office until the Annual Meeting of Stockholders to be held in 2005 and until their respective successors are elected and qualified; and (2) approved the amendment to the Company's 2000 Equity Compensation Plan. The votes were as follows:


                                                            WITHHELD                         BROKER
                                             FOR           OR AGAINST         ABSTAINED     NON-VOTES
------------------------------------------------------------------------------------------------------
(1) Election of Directors:
     Ronald M. Cresswell, Ph.D.          20,180,300            --              1,716,264        --
     Eileen M. More                      20,190,900            --              1,705,664        --

(2) Amendment to 2000 Equity
     Compensation Plan:                  17,284,443        4,589,873              22,247        --




ITEM 5.  OTHER INFORMATION

    Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS


 NUMBER                                                    EXHIBIT
----------------------------------------------------------------------------------------------------------------

   3.5     Certificate of Designations, Preferences, Related Rights, Qualifications, Limitations and
           Restrictions of Series A Junior Participating Preferred Shares of Esperion Therapeutics, Inc.
           Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed April 23,
           2002.

   4.2     Rights Agreement between Esperion Therapeutics, Inc. and StockTrans, Inc., as Rights Agent, dated as of April 18, 2002.  Incorporated by reference to Exhibit 4.2 to the Company's Current Report on
           Form 8-K filed April 23, 2002.

 10.42*    Esperion Therapeutics, Inc. 1998 Stock Option Plan (Amended, effective April 18, 2002)

 10.43*    Esperion Therapeutics, Inc. 2000 Equity Compensation Plan (Amended and Restated, effective
           April 18, 2002).

 10.44     Employment arrangement between William F. Brinkerhoff and Esperion Therapeutics, Inc.
           dated April 19, 2002.

  99.1     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-
           Oxley Act of 2002.

  99.2     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-
           Oxley Act of 2002.

    *      Compensation plan or arrangement in which directors and/or executive officers are eligible to participate


 (b) REPORTS ON FORM 8-K

    A report on Form 8-K was filed on April 23, 2002 under Item 4, Changes in Registrant's Certifying Accountant, and Item 5, Other Events.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: August 14, 2002           ESPERION THERAPEUTICS, INC.
                                 (Registrant)



                             By: /s/ Roger S. Newton
                                 -------------------------------------
                                 Roger S. Newton
                                 President and Chief Executive Officer
                                 (Principal Executive Officer)


                             By: /s/ Timothy M. Mayleben
                                 -------------------------------------
                                 Timothy M. Mayleben
                                 Chief Operating Officer
                                 and Chief Financial Officer
                                 (Principal Financial Officer)

                              INDEX TO EXHIBITS


    NUMBER                                                    EXHIBIT
--------------- --------------------------------------------------------------------------------------------------------------
     3.5        Certificate of Designations, Preferences, Related Rights, Qualifications, Limitations and
                Restrictions of Series A Junior Participating Preferred Shares of Esperion Therapeutics, Inc.  Incorporated by
                reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed April 23, 2002.


     4.2        Rights Agreement between Esperion Therapeutics, Inc. and StockTrans, Inc., as Rights Agent, dated as of April 18, 2002.  Incorporated by reference to Exhibit 4.2 to the Company's Current Report on
                Form 8-K filed April 23, 2002.

    10.42*      Esperion Therapeutics, Inc. 1998 Stock Option Plan (Amended, effective April 18, 2002)

    10.43*      Esperion Therapeutics, Inc. 2000 Equity Compensation Plan (Amended and Restated, effective
                April 18, 2002).

    10.44       Employment arrangement between William F. Brinkerhoff and Esperion Therapeutics, Inc.
                dated April 19, 2002.

     99.1       Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-
                Oxley Act of 2002.


     99.2       Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-
                Oxley Act of 2002.

      *         Compensation plan or arrangement in which directors and/or executive officers are eligible to participate
