Form 10-Q
period 2002-09-30
ESPERION THERAPEUTICS INC/MI
filed 2002-11-15
CIK 1066745

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended:  SEPTEMBER 30, 2002

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



    The number of outstanding shares of the Registrant's common stock, as of October 31, 2002, was 29,353,416.

                           ESPERION THERAPEUTICS, INC.

                                    FORM 10-Q
                                TABLE OF CONTENTS

                                                                                                             Page
PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

               Condensed Consolidated Balance Sheets as of September 30, 2002 and
                  December 31, 2001.................................................................            3

               Condensed Consolidated Statements of Operations for the Three and Nine Months Ended
                  September 30, 2002 and 2001, and the period from inception to                                 4
                  September 30, 2002................................................................

               Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30,
                  2002 and 2001, and the period from inception to                                               5
                  September 30, 2002................................................................

               Notes to Condensed Consolidated Financial Statements.................................            6

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....            8

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk...............................           15

  Item 4.  Controls and Procedures..................................................................           15

PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings........................................................................           16

  Item 2.  Changes in Securities and Use of Proceeds................................................           16

  Item 3.  Defaults Upon Senior Securities..........................................................           16

  Item 4.  Submission of Matters to a Vote of Security Holders......................................           16

  Item 5.  Other Information........................................................................           16

  Item 6.  Exhibits and Reports on Form 8-K.........................................................           17

SIGNATURES.                                                                                                    18

INDEX TO EXHIBITS....................................................................................          21


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                ESPERION THERAPEUTICS, INC. AND SUBSIDIARIES
                    (A COMPANY IN THE DEVELOPMENT STAGE)

                   CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                             SEPTEMBER 30,    DECEMBER 31,
   in thousands                                                                  2002              2001
----------------------------------------------------------------------------------------------------------------
   ASSETS:                                                                    (UNAUDITED)


   Current assets:
     Cash and cash equivalents                                                     $41,386           $70,286
     Short-term investments                                                          8,360                 -
     Prepaid expenses and other                                                        753             1,000
----------------------------------------------------------------------------------------------------------------
       Total current assets                                                         50,499            71,286
----------------------------------------------------------------------------------------------------------------
   Property and equipment, net                                                       3,436             3,313
   Goodwill, net                                                                     3,108             3,108
   Deposits and other assets                                                            44               633
----------------------------------------------------------------------------------------------------------------
   Total assets                                                                    $57,087           $78,340
----------------------------------------------------------------------------------------------------------------

   LIABILITIES AND STOCKHOLDERS' EQUITY:
   Current liabilities:
     Current portion of long-term debt                                                $975              $863
     Accounts payable                                                                1,489             2,925
     Accrued liabilities                                                             2,341             2,572
----------------------------------------------------------------------------------------------------------------
       Total current liabilities                                                     4,805             6,360
----------------------------------------------------------------------------------------------------------------
   Long-term debt, less current portion                                              7,221             5,482
   Stockholders' equity:
     Preferred stock                                                                     -                 -
     Series A, Junior Participating Preferred Stock                                      -                 -
     Common stock                                                                       29                29
     Additional paid-in capital                                                    133,195           133,143
     Notes receivable                                                                   (6)              (15)
     Accumulated deficit during the development stage                              (87,427)          (65,320)
     Deferred stock compensation                                                      (749)           (1,476)
     Accumulated other comprehensive income                                             19               137
----------------------------------------------------------------------------------------------------------------
       Total stockholders' equity                                                   45,061            66,498
----------------------------------------------------------------------------------------------------------------
   Total liabilities and stockholders' equity                                      $57,087           $78,340
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


              ESPERION THERAPEUTICS, INC. AND SUBSIDIARIES
                  (A COMPANY IN THE DEVELOPMENT STAGE)

            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)



                                                                 THREE MONTHS ENDED          NINE MONTHS ENDED         INCEPTION TO
                                                                     SEPTEMBER 30,              SEPTEMBER 30,          SEPTEMBER 30,
                                                                --------------------------------------------------------------------
                                                                --------------------------------------------------------------------
   in thousands except share and per share data                2002           2001            2002           2001            2002
------------------------------------------------------------------------------------------------------------------------------------
Operating expenses:
     Research and development                                 $5,416         $4,902         $16,999         $16,303        $71,456
     General and administrative                                1,677          1,395           4,750           3,732         15,911
     Goodwill amortization                                         -            210               -             630          1,089
     Purchased in-process research and development                 -              -               -               -          4,000
------------------------------------------------------------------------------------------------------------------------------------
       Total operating expenses                                7,093          6,507          21,749          20,665         92,456
------------------------------------------------------------------------------------------------------------------------------------
   Loss from operations                                       (7,093)        (6,507)        (21,749)        (20,665)       (92,456)
------------------------------------------------------------------------------------------------------------------------------------
   Other income (expense):
     Interest income                                             258            679             862           2,351          6,989
     Interest expense                                           (289)          (228)           (819)           (540)        (2,085)
     Other, net                                                  144           (225)           (401)            267            125
------------------------------------------------------------------------------------------------------------------------------------
       Total other income (expense)                              113            226            (358)          2,078          5,029
------------------------------------------------------------------------------------------------------------------------------------
   Loss before income taxes                                   (6,980)        (6,281)        (22,107)        (18,587)       (87,427)
   Provision for income taxes                                      -              -               -               -              -
------------------------------------------------------------------------------------------------------------------------------------
   Net loss                                                   (6,980)        (6,281)        (22,107)        (18,587)       (87,427)
   Beneficial conversion feature on preferred stock                -              -               -               -        (22,870)
------------------------------------------------------------------------------------------------------------------------------------
   Net loss attributable to common stockholders              ($6,980)       ($6,281)       ($22,107)       ($18,587)     ($110,297)
------------------------------------------------------------------------------------------------------------------------------------

   Basic and diluted net loss per share                       ($0.24)        ($0.22)         ($0.76)         ($0.70)
---------------------------------------------------------------------------------------------------------------------
   Shares used in computing basic and
     diluted net loss per share                           29,268,023     28,177,102      29,234,243       26,675,598
---------------------------------------------------------------------------------------------------------------------


 The accompanying notes are an integral part of these condensed consolidated financial statements.


             ESPERION THERAPEUTICS, INC. AND SUBSIDIARIES
                 (A COMPANY IN THE DEVELOPMENT STAGE)

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)


                                                                               NINE MONTHS ENDED           INCEPTION TO
                                                                                  SEPTEMBER 30,            SEPTEMBER 30,
                                                                        --------------------------------
                                                                        --------------------------------
   in thousands                                                              2002             2001             2002
----------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
     Net loss                                                                 ($22,107)        ($18,587)        ($87,427)
     Adjustments to reconcile net loss to net cash
      used in operating activities:
       Purchased in-process research and development                                 -                -            4,000
       Depreciation and amortization                                             1,021            2,209            4,543
       Stock-based compensation expense                                            611                -            3,490
       Decrease in notes receivable                                                  9               49              120
       Loss on sale of property and equipment                                      170               22              192
       Non-cash interest included in long-term debt                                277              171              680
       Changes in operating assets and liabilities:
         Prepaid expenses and other                                                724             (320)          (1,110)
         Other assets                                                              (15)              (7)             (94)
         Accounts payable                                                       (1,431)          (1,130)           1,767
         Accrued liabilities                                                      (208)             860            2,392
----------------------------------------------------------------------------------------------------------------------------
            Net cash used in operating activities                              (20,949)         (16,733)         (71,447)
----------------------------------------------------------------------------------------------------------------------------
   Cash flows from investing activities:
     Purchases of property and equipment                                          (715)          (1,641)          (7,063)
     Acquisition of Talaria Therapeutics, Inc.                                       -                -             (233)
     Proceeds from sale of property and equipment                                   29                2               31
     Purchases of short-term investments                                       (34,221)               -          (34,221)
     Maturities of short-term investments                                       25,861                -           25,861
----------------------------------------------------------------------------------------------------------------------------
            Net cash used in investing activities                               (9,046)          (1,639)         (15,625)
----------------------------------------------------------------------------------------------------------------------------
   Cash flows from financing activities:
     Net proceeds from issuance of convertible preferred stock                       -                -           42,200
     Proceeds from the issuance of common stock                                    168           22,481           78,895
     Proceeds from long-term debt                                                1,834            3,409            9,873
     Repayments of long-term debt                                                 (885)            (689)          (2,607)
----------------------------------------------------------------------------------------------------------------------------
            Net cash provided by financing activities                            1,117           25,201          128,361
----------------------------------------------------------------------------------------------------------------------------
   Effect of exchange rate changes on cash                                         (22)             (72)              97
----------------------------------------------------------------------------------------------------------------------------
   Net increase (decrease) in cash and cash equivalents                        (28,900)           6,757           41,386
   Cash and cash equivalents at beginning of period                             70,286           70,228                -
----------------------------------------------------------------------------------------------------------------------------
   Cash and cash equivalents at end of period                                  $41,386          $76,985          $41,386
----------------------------------------------------------------------------------------------------------------------------

   Supplemental disclosures of cash flow information:

       Cash paid during the period for interest                                   $524             $362
   -----------------------------------------------------------------------------------------------------


           The accompanying notes are an integral part of these condensed consolidated financial statements.


                  ESPERION THERAPEUTICS, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1) BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements include the accounts of Esperion Therapeutics, Inc. ("Esperion" or the "Company") and its subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The Company believes that all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation, have been included. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2001.

    Operating results for the three- and nine-month periods ended
September 30, 2002 and 2001 are not necessarily indicative of the results for the full year or any future periods.


(2) COMPREHENSIVE LOSS

    Comprehensive loss is the total of net loss and all other non-owner changes in equity. Total comprehensive loss was $6,950,000 and $6,277,000 for the three-month periods ended September 30, 2002 and 2001, respectively, and $22,225,000 and $18,673,000, for the nine-month periods ended
September 30, 2002 and 2001, respectively. The difference between net loss, as reported in the accompanying condensed consolidated statements of operations, and comprehensive loss is the foreign currency translation adjustment and an unrealized gain on short-term investments for the period ended September 30, 2002, and the foreign currency translation adjustment for the period ended September 30, 2001.


(3) BASIC AND DILUTED LOSS PER SHARE

     Basic and diluted net loss per share amounts have been calculated using the weighted average number of shares of common stock outstanding during the respective periods. Options for the purchase of 448,460 and 764,938 shares of common stock for the three-month periods ended September 30, 2002 and 2001, respectively, and 474,732 and 760,994 for the nine-month periods ended September 30, 2002 and 2001, respectively, were not included in the calculation of diluted net loss per share, as doing so would have been anti-dilutive.


(4) COMMITMENTS AND CONTINGENCIES

    The Company has entered into various license and other agreements with third parties related to some of its products in development. The Company may be obligated to make milestone and license maintenance payments, as defined in the respective license and other agreements relating to the Company's proprietary rights, up to an aggregate remaining amount of $30.2 million. Some of these payments may be fulfilled through the issuance of the Company's common stock, at the Company's option. Upon reaching certain milestones, the payments are charged to research and development expenses in the accompanying consolidated statements of operations. There were no such milestones achieved or payments made during the first nine months of 2002. At the present time, the Company can give no assurances that any such milestones will be achieved. In addition to the milestone and license maintenance payments, the Company may be obligated to make royalty payments on future sales pursuant to formulas in the agreements.

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

     Goodwill reflects the excess of the purchase price over net assets in the Company's September 2000 acquisition of Talaria Therapeutics, Inc. ("Talaria") and the milestone payments made to date under the related merger agreement. The gross carrying amount of goodwill is approximately $4.2 million, and accumulated amortization is approximately $1.1 million as of September 30, 2002 and December 31, 2001.

    As required by SFAS No. 142, the results of operations for periods prior to its adoption have not been restated. Had SFAS No. 142 been adopted at January 1, 2001, the pro forma loss for the three- and nine-month periods ended September 30, 2001 and for the period from inception to September 30, 2001 would have been as follows:


                                                                         Three Months       Nine Months
                                                                             Ended             Ended         Inception to
                                                                         September 30,      September 30,   September 30,
in thousands except share and per share data                                 2001              2001              2001
---------------------------------------------------------------------------------------------------------------------------

Net loss:
      Reported net loss                                                         ($6,281)        ($18,587)         ($58,976)
      Goodwill amortization                                                         210              630               880
---------------------------------------------------------------------------------------------------------------------------
      Adjusted net loss                                                          (6,071)         (17,957)          (58,096)
      Beneficial conversion feature upon issuance of preferred stock                  -                -           (22,870)
---------------------------------------------------------------------------------------------------------------------------
      Adjusted net loss attributable to common stockholders                     ($6,071)        ($17,957)         ($80,966)
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------

Basic and diluted net loss per share:
      Reported basic and diluted net loss per share                              ($0.22)          ($0.70)
      Goodwill amortization                                                        0.01             0.03

---------------------------------------------------------------------------------------------------------
      Adjusted basic and diluted net loss per share                              ($0.21)          ($0.67)
---------------------------------------------------------------------------------------------------------


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

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

    The information contained in this report includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are often identified by words such as "hope," "may," "believe," "anticipate," "plan," "expect," "intend," "assume" and similar expressions. The Company cautions readers that the forward-looking statements, which speak only as of the date of this report, reflect management's current expectations, estimations and projections and involve certain factors, such as risks and uncertainties, which may cause our actual results to be far different from those suggested by our forward-looking statements. These factors include, but are not limited to, risks associated with: management's ability to successfully execute its business strategies; the progress and cost of development of our product candidates; the extent and timing of market acceptance of new products developed by the Company or our competitors; dependence on third parties to conduct clinical trials for our product candidates; the extent and timing of regulatory approval, as desired or required, for our product candidates; dependence on licensing arrangements and strategic relationships with third parties; clinical trials; manufacturing; dependence on patents and proprietary rights; procurement, maintenance, enforcement and defense of the Company's patents and proprietary rights; competitive conditions in the industry; business cycles affecting the markets in which the Company's products may be sold; extraordinary events and transactions; the timing and extent of the Company's financing needs; fluctuations in foreign exchange rates; economic conditions generally or in various geographic areas; and other factors. All of the foregoing factors are difficult to forecast. More detailed information about these and other factors is set forth in the Company's Form 10-K for the year ended December 31, 2001 and other filings with the Securities and Exchange Commission. We do not intend to update any of these factors or to publicly announce the results of any revisions to any of these forward-looking statements other than as required under the federal securities law.


OVERVIEW

Background

    We have devoted substantially all of our resources since we began our operations in May 1998 to the research and development of pharmaceutical product candidates for cardiovascular and metabolic disease. We are a development stage biopharmaceutical company and have not generated any revenues from any source, including from product sales. We have incurred a cumulative net loss of approximately $87.4 million from inception (May 18, 1998) through September 30, 2002 excluding the beneficial conversion feature of preferred stock. These losses have resulted principally from costs incurred in research and development activities and general and administrative expenses. We expect to incur significant additional operating losses for at least the next several years and until we generate sufficient revenue to offset expenses. Research and development costs relating to product candidates will continue to increase. Manufacturing, sales and marketing costs will be incurred and will increase in preparation for the commercialization of our product candidates. Until we generate positive cash flow, we will rely on financing our operations with our existing cash balance, additional equity or debt offerings and/or payments from potential strategic relationships with development partners that we may enter into in the future.

RESULTS OF OPERATIONS



OPERATING EXPENSES
                                   THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                 -----------------------------------------------------------------------------
dollars in thousands               2002         2001       % CHANGE        2002         2001      % Change
--------------------------------------------------------------------------------------------------------------

Research and development          $5,416       $4,902         10.5%       $16,999      $16,303       4.3%
% of total                          76.4%        75.4%                       78.2%        78.9%

General and administrative        $1,677       $1,395         20.2%        $4,750       $3,732      27.3%
% of total                          23.6%        21.4%                       21.8%        18.1%

Goodwill amortization                -           $210       -100.0%            -          $630    -100.0%
% of total                           -            3.2%                         -           3.0%



Three Months Ended September 30, 2002 and 2001

    Research and Development Expenses. Research and development expenses include both external and internal costs related to the research and development activities on our existing product candidates as well as discovery efforts on potential new product candidates. External costs include costs related to manufacturing, clinical trials, toxicology and pharmacology studies performed by third parties, milestone payments under certain license and other agreements and other related expenses. Internal costs include all payroll and related costs attributable to research and development activities, as well as an allocation of overhead expenses incurred by the Company. Research and development expenses increased to approximately $5.4 million for the three months ended September 30, 2002 compared to approximately $4.9 million for the three months ended September 30, 2001. This 10.5% increase is primarily due to the following:

     - Higher clinical trial costs on our product candidates. During the third quarter of 2002, the Company had three ongoing clinical trials. Patients were being enrolled in Phase II trials of the Company's ETC-216 (AIM) and ETC-588 (LUV) product candidates and a Phase I trial of the Company's ETC-642 (RLT Peptide) product candidate. The ETC-216-002 trial began in November 2001 and represents the first Phase II clinical trial for this product candidate. The study is expected to evaluate up to 50 patients with acute coronary syndrome and evaluate the changes in plaque volume in each patient's coronary arteries between pre- and post-treatment with ETC-216. The ETC-588-004 trial began in June 2002 and represents the second Phase II clinical trial for this product candidate. This trial is expected to evaluate up to 32 patients with carotid atherosclerosis and evaluate changes in plaque volume in each patient's carotid arteries using magnetic resonance imaging after administration of ETC-588. The ETC-642-002 trial began in September 2002 and represents the second Phase I clinical trial for this product candidate, extending the previous trial to higher doses. This trial is examining an escalating, single-dose of ETC-642 to examine safety and tolerability of the product candidate in patients with stable arteriosclerosis. This trial is expected to evaluate up to 20 patients. In addition to these studies, the Company incurred additional costs related to the completion of the ETC-642-001 clinical trial, which was reported on in July 2002. During the third quarter of 2001, the Company had one ongoing clinical trial: a Phase II trial of ETC-588 looking at patients with stable atherosclerosis. This trial, known as ETC-588-003, examined the safety and tolerability of various dose levels and dose frequencies in 34 patients. The preliminary results from this study were reported in November 2001.

     - Higher preclinical costs on development of oral small molecule lead candidate. During the third quarter of 2002, the Company continued to prepare for an Investigational New Drug Application (IND)
             for its lead oral small molecule product candidate, ESP 31015. This resulted in higher costs related to pharmacology and toxicology studies for this product candidate during 2002 as compared to 2001.

        - Product candidate supply costs. In preparation for current and future pre-clinical and clinical studies, the Company incurs costs related to process development, scale-up and production of each product candidate. During 2002, the costs related to these activities were higher than 2001 due to the increased amount of drug supply needed to support the greater number of clinical trials, as well as increased patient numbers and dosage regimens being tested, offset in part by costs incurred during 2001 for production of ETC-276 not incurred in 2002.

    The magnitude of the Company's operating expenses, particularly research and development expenses, are largely dependent upon the progress, number, timing, nature and size of clinical trials. As clinical trials continue to progress, the Company anticipates that research and development costs will fluctuate as compared to current quarter levels based on the timing and size of the trials. As our product candidates progress through development, clinical trial costs will continue to increase due to the size and cost of more advanced clinical trials.

    General and Administrative Expenses. General and administrative expenses include the cost of salaries, employee benefits, and other costs associated with the Company's finance, accounting, human resources, legal, administrative, business development and executive management functions. General and administrative expenses increased to approximately $1.7 million for the three months ended September 30, 2002 compared to approximately $1.4 million for the three months ended September 30, 2001. This 20.2% increase resulted from a charge of approximately $338,000 primarily related to the write-down of assets that are no longer being used in the Company's development programs.

    Goodwill Amortization. Goodwill amortization reflects the amortization of the amount of the excess of the purchase price over net assets in the Company's September 2000 acquisition of Talaria and the milestone payments made to date under the related merger agreement. Net goodwill included in the Company's Consolidated Balance Sheets was $3.1 million at September 30, 2002 and December 31, 2001. Goodwill amortization expense was $0 and $210,000 for the three months ended September 30, 2002 and 2001, respectively.

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

    Other Income (Expense). Other income (expense) consists of interest income, interest expense, foreign currency transaction gain (loss), and other non-operating income and expenses. Interest income decreased to approximately $258,000 for the three months ended September 30, 2002 compared to approximately $679,000 for the three months ended September 30, 2001. The decrease is primarily attributable to lower cash levels combined with lower interest rates in 2002 compared to the same period last year, as well as the use of more conservative investment instruments in 2002 as compared to 2001. Interest expense for the three months ended September 30, 2002 and 2001 was approximately $289,000 and $228,000, respectively, and represents interest incurred on equipment financing facilities and a special project loan. The increase in interest expense resulted from higher outstanding borrowings in 2002 as compared to the same period in 2001.

    During the three months ended September 30, 2002, we recorded approximately $34,000 of unrealized foreign currency transaction gains compared to approximately $179,000 of unrealized foreign currency transaction losses for the three months ended September 30, 2001, on transactions that primarily related to manufacturing activities in Europe for our ongoing clinical trials. These transaction gains/(losses) result from liabilities denominated in foreign currencies, primarily the Swedish Kronor and the Euro. As the exchange rate between the US Dollar and these currencies fluctuates, the Company records a gain (loss) on these transactions. During the third quarter of 2002, the US Dollar has generally strengthened against these foreign currencies, whereas the reverse was true in the third quarter of 2001.

    Net Loss. Net loss was approximately $7.0 million for the three months ended September 30, 2002 compared to approximately $6.3 million for the three months ended September 30, 2001. The increase in net loss resulted from the increases in general and administrative and research and development expenses, and the decrease in interest income, offset in part by the decrease in goodwill amortization.

Nine Months Ended September 30, 2002 and 2001

    Research and Development Expenses. Research and development expenses increased to approximately $17.0 million for the nine months ended September 30, 2002 compared to approximately $16.3 million for the nine months ended September 30, 2001. This 4.3% increase is primarily due to the following:

        - Higher clinical trial costs on our product candidates. During the nine-months ended September 30, 2002, patients were being enrolled in four clinical trials: Phase II trials of the Company's ETC-216
             (AIM) and ETC-588 (LUV) product candidates and Phase I trials of the Company's ETC-642 (RLT Peptide) product candidate. The ETC-216-002 trial began in November 2001 and represents the first Phase II clinical trial for this product candidate. The ETC-588-004 trial began in June 2002 and represents the second Phase II clinical trial for this product candidate. Also during 2002, the ETC-642-001 trial began and ended while the ETC-642-002 trial began in September 2002. These two studies examine an escalating, single-dose of ETC-642 to examine the safety and tolerability of the product candidate in patients with stable atherosclerosis. In the nine-months ended September 30, 2001, the Company incurred costs related to two clinical trials: the completion of the ETC-216-001 Phase I trial and ongoing enrollment in the ETC-588-003 Phase IIa trial.

        - Higher preclinical costs on development of oral small molecule lead candidate. During the nine months ended September 30, 2002, the Company prepared for an Investigational New Drug Application (IND) for its lead oral small molecule product candidate, ESP 31015. This resulted in higher costs related to pharmacology and toxicology studies for this product candidate during 2002 as compared to 2001.

        - Product candidate supply costs. In preparation for current and future pre-clinical and clinical studies, the Company incurs costs related to process development, scale-up and production of each product candidate. During 2002, the costs related to these activities were higher than 2001 due to the increased amount of drug supply needed to support the greater number of clinical trials, as well as increased patient numbers and dosage regimens being tested.

    The magnitude of the Company's operating expenses, particularly research and development expense, are largely dependent upon the progress, number, timing, nature and size of clinical trials. As clinical trials progress this year, the Company anticipates that research and development costs will fluctuate as compared to current quarter levels based on the number, timing, nature, and size of the trials. As our product candidates progress through development, clinical trial costs will continue to increase due to the size and cost of more advanced clinical trials.

    General and Administrative Expenses. General and administrative expenses increased to approximately $4.8 million for the nine months ended September 30, 2002 compared to approximately $3.7 million for the nine months ended September 30, 2001. This 27.3% increase primarily relates to $605,000 of restructuring and related charges during the nine-months ended September 30, 2002 that were classified as general and administrative expenses in the accompanying statements of operations including the following:

        1. The write-down of assets no longer being used in the Company's development programs totaling approximately $410,000;
        2. Employee severance and benefits of approximately $168,000 resulting from actions announced in March 2002 to curtail or significantly reduce spending on certain pre-clinical research and other activities that lie outside of the Company's primary areas of focus in cardiovascular and metabolic disease; and
        3. The remaining obligations of $27,000 under an operating lease for a laboratory facility in Sweden that is no longer being used.

In addition, the increase resulted from a greater number of general and administrative personnel, as well as increased overhead and related costs.

    Goodwill Amortization. Goodwill amortization expense was $0 and $630,000 for the nine months ended September 30, 2002 and 2001, respectively. The decrease in goodwill amortization expense resulted from the Company's adoption of SFAS No. 142 effective January 1, 2002 as discussed above in Management's Discussion and Analysis of Financial Condition and Results of Operations.

    Other Income (Expense). Interest income decreased to approximately $862,000 for the nine months ended September 30, 2002 compared to approximately $2.4 million for the nine months ended September 30, 2001. The decrease is primarily attributable to lower cash levels combined with lower interest rates in 2002 compared to the same period last year, as well as the use of more conservative investment instruments in 2002 as compared to 2001. Interest expense for the nine months ended September 30, 2002 and 2001 was approximately $819,000 and $540,000, respectively, and represents interest incurred on equipment financing facilities and a special project loan. The increase in interest expense resulted from higher outstanding borrowings in 2002 as compared to the same period in 2001.

    During the nine months ended September 30, 2002, we recorded approximately $401,000 of unrealized foreign currency transaction losses compared to approximately $340,000 of unrealized foreign currency transaction gains for the nine months ended September 30, 2001, on transactions that primarily related to manufacturing activities in Europe for clinical trials. These transaction gains/(losses) result from liabilities denominated in foreign currencies, primarily the Swedish Kronor and the Euro. As the exchange rate between the US Dollar and these currencies fluctuates, the Company records a gain (loss) on these transactions. During the nine months ended September 30, 2002, the US Dollar has generally weakened against these foreign currencies whereas the opposite was true during the nine months ended September 30, 2001.

    Net Loss. Net loss was approximately $22.1 million for the nine months ended September 30, 2002 compared to approximately $18.6 million for the nine months ended September 30, 2001. The increase in net loss resulted from the increases in general and administrative and research and development expenses, the increase in unrealized foreign currency transaction losses, and the decrease in interest income, offset in part by the decrease in goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

    As of September 30, 2002 and 2001, the Company had cash, cash equivalents and short-term investments of approximately $49.7 million and $77.0 million, respectively. Our investment policy emphasizes liquidity and preservation of principal over other portfolio considerations. We select investments that maximize interest income to the extent possible by investing cash in short-term, investment-grade, interest-bearing securities. During the third quarter of 2002, the Company invested its cash in more conservative securities than in prior periods to fully preserve the principal investment balance. This was primarily achieved by more heavily weighting our investments in government securities, such as treasury bonds, treasury notes and notes of other government agencies rather than in securities issued by corporations, including commercial paper. We believe that our current cash position, along with available borrowings under our credit facilities will be sufficient to fund our operations, capital expenditures and debt service as currently planned until early 2004.

    During the nine months ended September 30, 2002 and 2001, net cash used in operating activities was approximately $20.9 million and $16.7 million, respectively. This cash was used to fund our net losses for those periods, as adjusted for non-cash expenses and changes in operating assets and liabilities.

    Net cash used in investing activities for the nine months ended September 30, 2002 and 2001, respectively, was approximately $9.0 million and $1.6 million, respectively. The net cash used in investing activities for the nine months ended September 30, 2002 resulted primarily from the purchases of short-term investments and capital expenditures offset, in part, by the maturities of short-term investments. The net cash used in investing activities for the nine months ended September 30, 2001 resulted primarily from the acquisition of laboratory equipment, furniture and fixtures and other office equipment.

    Net cash proceeds from financing activities were $1.1 million and $25.2 million for the nine months ended September 30, 2002 and 2001, respectively. The net cash proceeds from financing activities for the nine months ended September 30, 2002 resulted primarily from $1.8 million of additional borrowings on a special project loan and equipment term loans, and $168,000 received from the issuance of common stock to employees under the Company's equity compensation plans. The proceeds were partially offset by $885,000 of cash used to repay borrowings under equipment loans. The net cash proceeds from financing activities for the nine months ended September 30, 2001 resulted primarily from $22.3 million raised in a private placement, $3.4 million of additional borrowings on a special project loan and equipment term loans, and $139,000 raised from the issuance of common stock to employees under the Company's equity compensation plans. The proceeds were partially offset by $689,000 of cash used to repay borrowings under equipment loans.

    We frequently evaluate opportunities to sell additional equity, obtain credit from lenders, enter into strategic relationships, or further strengthen our financial position in other ways. The sale of additional equity, whether publicly or privately, could result in dilution to our stockholders. In addition, from time to time, we may consider the acquisition of or investment in complementary businesses, products or technologies that might affect our liquidity requirements or position or cause us to issue additional securities. There can be no assurance that financing will be available to us in amounts or on terms acceptable to us, if at all.

    As of September 30, 2002, the Company had the following credit facilities and outstanding borrowings:

    - A $2.0 million credit facility with a U.S. bank that may be used to finance purchases of equipment. Borrowings under this facility bear interest at the bank's prime rate (4.5% at September 30, 2002). Borrowings outstanding under this facility as of September 30, 2002 amounted to approximately $901,000 and must be repaid by September 2005. The facility expires in December 2002.

    - An additional credit facility with a U.S. lending institution to finance purchases of equipment. This facility allowed for borrowings of up to $2.5 million. Approximately $1.4 million was outstanding under this facility at a weighted average interest rate of 12% as of September 30, 2002. Outstanding amounts under this facility must be repaid by November 2004, and no additional borrowings are allowed.

    - A credit facility with a Swedish entity totaling 50 million Swedish Kronor ($5.4 million as of September 30, 2002). The proceeds from this facility may only be used to fund the development of our ETC-216 (AIM) product candidate. If results achieved by the AIM project are not capable of being used commercially, our obligation to repay the loan may be forgiven. Borrowings under the loan facility bear interest at 17.0% of which 9.5% is payable quarterly. The remaining 7.5% of interest together with principal is payable in five equal annual installments starting in December 2004. The outstanding borrowings, including accrued interest of 6.5 million Swedish kronor ($700,000), amounted to 51.5 million Swedish Kronor ($5.6 million) as of September 30, 2002. The Company is in discussions with the Swedish entity regarding the 5 million Swedish Kronor remaining under the agreement, disbursement of which is related to completion of a final milestone under the agreement. The milestone may be achieved in the future, however, the funds may be unavailable to the Company due to the ramp down of operations in Sweden during 2002. A condition under the agreement is that the project be principally carried out in Sweden.

    - An agreement with a Michigan non-profit corporation whereby we can borrow up to $447,000 for equipment purchases at an interest rate of 4%. As of September 30, 2002, outstanding borrowings under this arrangement totaled $382,000 and must be repaid by October 2006.

    We anticipate that our capital expenditures for the next twelve months will be approximately $1.0 million. We expect that these expenditures will primarily include lab and computer equipment.

    We lease our corporate and research and development facilities under operating leases expiring at various times through June 2004. Under certain of these arrangements, including the lease for our headquarters facility, we may extend these leases for one or more additional periods. Total minimum future payments under these leases for the next twelve months are approximately $582,000 as of September 30, 2002.

    We have entered into license and other agreements with certain third parties that require us to make payments upon achievement of the milestones set forth in such agreements. The remaining payments that we could be obligated to make under those agreements could over time amount to up to $30.2 million. Some of these payments may be fulfilled through the issuance of common stock, at our option. If we sell products using technology licensed or owned under the agreements, we would be obligated to make royalty payments to the third parties pursuant to formulas in the agreements. There can be no assurance that we will meet any or all of the milestones in, or sell any products requiring royalty payments under, our license agreements.

INCOME TAXES

    As of September 30, 2002, we had operating loss carryforwards of approximately $58.0 million. These carryforwards do not include tax credits for start-up costs of approximately $19.0 million, which may be utilized upon the realization of profits. These net operating loss carryforwards begin to expire in 2013. Additionally, utilization of net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code. These and other deferred income tax assets are fully reserved by a valuation allowance due to historical losses.

EMPLOYEES

    As of September 30, 2002, we had 65 full-time employees. Of these employees, 41 were engaged in research, preclinical and clinical development, regulatory affairs and/or manufacturing activities and 24 were engaged in general and administrative activities.

CRITICAL ACCOUNTING POLICIES

    Management's Discussion and Analysis of the Company's financial condition and results of operations are based upon the Company's Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of any contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Management regularly reviews its estimates and assumptions, which are based on historical experience and on various other factors and judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions.

    Management believes that the following critical accounting policy is affected by significant judgments and estimates used in the preparation of its consolidated financial statements:

    The Company records estimated expenses under the contracts with third parties on a percentage of completion basis. These contracts cover ongoing clinical trials, manufacturing and supply agreements, and third party toxicology or pharmacology studies. The expenses are recorded as the work under the contract is completed and the Company may record an accrued liability or prepaid expense on its Consolidated Balance Sheet, depending on the payment terms under each contract. As of September 30, 2002, the Company had total potential obligations of approximately $12.0 million under contracts accounted for on the percentage of completion basis. Management estimates that approximately $11.1 million of the contract obligations had been incurred through September 30, 2002 and approximately $1.2 million is included in accrued liabilities in the accompanying balance sheet, for expenses under contracts on the percentage of completion basis.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income that we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense that we must pay with respect to our various outstanding debt instruments. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes. We ensure the safety and preservation of our invested funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at September 30, 2002. Declines in interest rates over time will, however, reduce our interest income as described on page 12 in Management's Discussion and Analysis, under the subcaption "Nine Months Ended September 30, 2002 and 2001, Other Income (Expense)", while increases in interest rates over time will increase our interest expense.


ITEM 4.  CONTROLS AND PROCEDURES

     An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of November 14, 2002 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of November 14, 2002. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the most recent evaluation.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Not applicable.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    Not applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.


ITEM 5.  OTHER INFORMATION

    Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS


    NUMBER                                                    EXHIBIT
--------------- ----------------------------------------------------------------------------------------------
    10.45       Employment arrangement between Ellen Brady and Esperion Therapeutics, Inc. dated
                August 12, 2002.

    10.46       Master Lease Agreement between Southwest Michigan Innovation Center, Inc. and Esperion
                Therapeutics, Inc. effective as of July 12, 2001.

     99.1       Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002.

     99.2       Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002.


 (B) REPORTS ON FORM 8-K

    Not Applicable.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2002                 ESPERION THERAPEUTICS, INC.
                                         (Registrant)


                                    By:  /s/ Roger S. Newton
                                         -------------------------------------
                                         Roger S. Newton
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)


                                    By:  /s/ Timothy M. Mayleben
                                          ------------------------------------
                                          Timothy M. Mayleben
                                          Chief Operating Officer
                                          and Chief Financial Officer
                                          (Principal Financial Officer)

I, Roger S. Newton, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Esperion Therapeutics, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Roger S. Newton
Roger S. Newton
Chief Executive Officer

Date:    November 14, 2002

I, Timothy M. Mayleben, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Esperion Therapeutics, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Timothy M. Mayleben
-----------------------
Timothy M. Mayleben
Chief Financial Officer

Date:    November 14, 2002

INDEX TO EXHIBITS


    NUMBER                                                    EXHIBIT
--------------- -----------------------------------------------------------------------------------------------------
    10.45       Employment arrangement between Ellen Brady and Esperion Therapeutics, Inc. dated
                August 12, 2002.

    10.46       Master Lease Agreement between Southwest Michigan Innovation Center, Inc. and Esperion
                Therapeutics, Inc. effective as of July 12, 2001.

     99.1       Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002.

     99.2       Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002.

