Form 10-Q
period 2003-03-31
ESPERION THERAPEUTICS INC/MI
filed 2003-05-14
CIK 1066745

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended:  MARCH 31, 2003

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

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                   [X] Yes                        [ ] No


    The number of outstanding shares of the registrant's common stock, as of May 6, 2003, was 29,456,836.

                           ESPERION THERAPEUTICS, INC.

                                    FORM 10-Q
                                TABLE OF CONTENTS

                                                                                                         PAGE
                                                                                                         ----
PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

               Condensed Consolidated Balance Sheets as of March 31, 2003 and
                  December 31, 2002.................................................................        3

               Condensed Consolidated Statements of Operations for the Three Months Ended
                   March 31, 2003 and 2002, and the period from inception to March 31, 2003.........        4

               Condensed Consolidated Statements of Cash Flows for the Three Months Ended
                   March 31, 2003 and 2002, and the period from inception to March 31, 2003.........        5

               Notes to Condensed Consolidated Financial Statements.................................        6

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....        9

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk...............................       15

  Item 4.  Controls and Procedures..................................................................       15

PART II -- OTHER INFORMATION

  Item 1.  Legal Proceedings........................................................................       16

  Item 2.  Changes in Securities and Use of Proceeds................................................       16

  Item 3.  Defaults Upon Senior Securities..........................................................       16

  Item 4.  Submission of Matters to a Vote of Security Holders......................................       16

  Item 5.  Other Information........................................................................       16

  Item 6.  Exhibits and Reports on Form 8-K.........................................................       16

SIGNATURES .........................................................................................       17

INDEX TO EXHIBITS...................................................................................       20


                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                  ESPERION THERAPEUTICS, INC. AND SUBSIDIARIES
                      (A Company in the Development Stage)

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  MARCH 31,        DECEMBER 31,
   In thousands                                                      2003              2002
---------------------------------------------------------------------------------------------
   ASSETS:                                                       (UNAUDITED)
   Current assets:
     Cash and cash equivalents                                    $  31,605          $ 40,499
     Short-term investments                                           6,253             4,354
     Prepaid expenses and other                                         590               410
---------------------------------------------------------------------------------------------
       Total current assets                                          38,448            45,263
---------------------------------------------------------------------------------------------
   Property and equipment, net                                        2,710             3,001
   Goodwill                                                           3,108             3,108
   Deposits and other assets                                              6                35
---------------------------------------------------------------------------------------------
   Total assets                                                   $  44,272          $ 51,407
=============================================================================================

   LIABILITIES AND STOCKHOLDERS' EQUITY:
   Current liabilities:
     Current portion of long-term debt                            $   1,081          $  1,061
     Accounts payable                                                 1,878             1,687
     Accrued liabilities                                              1,999             2,185
---------------------------------------------------------------------------------------------
       Total current liabilities                                      4,958             4,933
---------------------------------------------------------------------------------------------
   Long-term debt, less current portion                               7,721             7,731
   Commitments and Contingencies (Note 5)
   Stockholders' equity:
     Preferred stock                                                      -                 -
     Common stock                                                        29                29
     Additional paid-in capital                                     133,517           133,411
     Notes receivable                                                     -                (3)
     Accumulated deficit during the development stage              (101,452)          (94,046)
     Deferred stock compensation                                       (442)             (589)
     Accumulated other comprehensive loss                               (59)              (59)
---------------------------------------------------------------------------------------------
       Total stockholders' equity                                    31,593            38,743
---------------------------------------------------------------------------------------------
   Total liabilities and stockholders' equity                     $  44,272          $ 51,407
=============================================================================================



       The accompanying notes are an integral part of these condensed consolidated financial statements.

                  ESPERION THERAPEUTICS, INC. AND SUBSIDIARIES
                      (A Company in the Development Stage)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                            THREE MONTHS ENDED
                                                                                  MARCH 31,                INCEPTION TO
                                                                        -----------------------------       MARCH 31,
In thousands, except share and per share data                              2003               2002             2003
---------------------------------------------------------------------------------------------------------------------
Operating expenses:
  Research and development                                              $     5,460       $     5,705       $  81,908
  General and administrative                                                  1,629             1,645          18,745
  Goodwill amortization                                                           -                 -           1,089
  Purchased in-process research and development                                   -                 -           4,000
---------------------------------------------------------------------------------------------------------------------
    Total operating expenses                                                  7,089             7,350         105,742
---------------------------------------------------------------------------------------------------------------------
Loss from operations                                                         (7,089)           (7,350)       (105,742)
---------------------------------------------------------------------------------------------------------------------
Other income (expense):
  Interest income                                                               149               320           7,346
  Interest expense                                                             (310)             (252)         (2,695)
  Other, net                                                                   (156)              (21)           (361)
---------------------------------------------------------------------------------------------------------------------
    Total other income (expense)                                               (317)               47           4,290
---------------------------------------------------------------------------------------------------------------------
Net loss before income taxes                                                 (7,406)           (7,303)       (101,452)
Provision for income taxes                                                        -                 -               -
---------------------------------------------------------------------------------------------------------------------
Net loss                                                                     (7,406)           (7,303)       (101,452)
Beneficial conversion feature on preferred stock                                  -                 -         (22,870)
---------------------------------------------------------------------------------------------------------------------
Net loss attributable to common stockholders                                ($7,406)          ($7,303)      ($124,322)
=====================================================================================================================

Basic and diluted net loss per share                                         ($0.25)           ($0.25)
=====================================================================================================
Weighted average shares used in computing basic
  and diluted net loss per share                                         29,395,549        29,197,523
=====================================================================================================


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                  ESPERION THERAPEUTICS, INC. AND SUBSIDIARIES
                      (A Company in the Development Stage)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,              INCEPTION TO
                                                                            ------------------------         MARCH 31,
In thousands                                                                  2003             2002            2003
-----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                                  ($7,406)         ($7,303)        ($101,452)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Purchased in-process research and development                                 -                -             4,000
    Depreciation and amortization                                               316              361             5,129
    Stock-based compensation expense                                            147              208             3,797
    Decrease in notes receivable                                                  3                3               126
    Loss on sale of property and equipment                                        1                1               192
    Non-cash interest expense included in long-term debt                        115               82               902
    Changes in assets and liabilities:
      Prepaid expenses and other                                               (180)             112            (1,418)
      Other assets                                                               29              (25)              549
      Accounts payable                                                          191               44             2,147
      Accrued liabilities                                                      (190)            (741)            1,992
----------------------------------------------------------------------------------------------------------------------
         Net cash used in operating activities                               (6,974)          (7,258)          (84,036)
----------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchases of property and equipment                                           (25)            (666)           (7,528)
  Acquisition of Talaria Therapeutics, Inc.                                       -                -              (233)
  Proceeds from sale of property and equipment                                    -                2                32
  Purchases of short-term investments                                        (2,001)               -           (39,216)
  Maturities of short-term investments                                          102                -            32,963
----------------------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                               (1,924)            (664)          (13,982)
----------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from issuance of convertible preferred stock                           -                -            42,200
  Proceeds from the issuance of common stock                                    106               36            79,217
  Proceeds from long-term debt                                                    -            1,834            10,171
  Repayments of long-term debt                                                 (258)            (325)           (3,055)
----------------------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) financing activities                   (152)           1,545           128,533
----------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                         156               14             1,090
----------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                         (8,894)          (6,363)           31,605
Cash and cash equivalents at beginning of period                             40,499           70,286                 -
----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                  $31,605          $63,923         $  31,605
======================================================================================================================

Supplemental disclosures of cash flow information:

    Cash paid during the period for interest                                $   199             $167
====================================================================================================



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                  ESPERION THERAPEUTICS, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1) BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements include the accounts of Esperion Therapeutics, Inc. ("Esperion" or the "Company") and its subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The Company believes that all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation, have been included. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

    Operating results for the three-month periods ended March 31, 2003 and 2002 are not necessarily indicative of the results for the full year.

(2) COMPREHENSIVE LOSS

    Comprehensive loss is the total of net loss and all other non-owner changes in equity. Total comprehensive loss was $7,406,000 and $7,314,000 for the three-month periods ended March 31, 2003 and 2002, respectively. Net loss, as reported in the accompanying condensed consolidated statements of operations, equaled comprehensive loss for the three-month period ended March 31, 2003. The difference between net loss, as reported in the accompanying condensed consolidated statements of operations, and comprehensive loss is the foreign currency translation adjustment for the three-month period ended March 31, 2002.

(3) STOCK-BASED COMPENSATION

    The Company accounts for stock-based compensation to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company's common stock as of the date of the grant over the amount the employee must pay to acquire the stock.

    Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" ("SFAS No. 148") amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation.

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



                                                       THREE MONTHS ENDED MARCH 31,
                                                       ----------------------------
                                                           2003            2002
                                                        ----------      ----------
              Net loss, as reported.................    $   (7,406)     $   (7,303)
               Deduct: Total stock-based employee
               compensation expense determined
               under fair value based method for
               all awards...........................    $     (764)     $     (721)
              Pro forma net loss....................    $   (8,170)     $   (8,024)

              Basic and diluted net loss per share:
               As reported..........................    $    (0.25)     $    (0.25)
               Pro forma............................    $    (0.28)     $    (0.28)


    The fair value of options was estimated at the date of grant using the Black Scholes Single Option valuation method under SFAS No. 123 with the following assumptions as of March 31, 2003 and 2002, respectively: weighted average risk free interest rate of 2.55% and 2.82%; dividend yield of 0%; volatility of 47.46% and 51.69%; and expected life of options of five years. The weighted-average fair values of options granted during the three months ended March 31, 2003 and 2002 were $3.00 and $2.99 per share, respectively. Option valuation models require the input of highly subjective assumptions. Because changes in subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of the Company's stock options.

(4) BASIC AND DILUTED LOSS PER SHARE

    Basic and diluted net loss per share amounts have been calculated using the weighted average number of shares of common stock outstanding during the respective periods. Options for the purchase of 427,457 and 367,057 shares of common stock for the three-month periods ended March 31, 2003 and 2002, respectively, were not included in the calculation of diluted net loss per share, as doing so would have been anti-dilutive. The Company has entered into certain agreements that can be settled by issuing shares of the Company's common stock. The effect of these settlements has not been included in the calculation of diluted loss per share as doing so would have been anti-dilutive.

(5) COMMITMENTS AND CONTINGENCIES

    The Company has entered into various agreements with third parties related to the research and development activities of its existing product candidates as well as discovery efforts on potential new product candidates. These agreements include costs related to manufacturing, clinical trials and toxicology or pharmacology studies performed by third parties. The estimated remaining amount to be incurred under these agreements totals approximately $3.7 million as of March 31, 2003. The amount and timing of these commitments may change, as they are largely dependent on the enrollment in and timing of the clinical trials.

    The Company has entered into various license and other agreements with third parties related to some of its products in development. The Company may be obligated to make milestone and license maintenance payments, as defined in the respective license and other agreements relating to the Company's proprietary rights, up to an aggregate remaining amount of $30.2 million. Some of these payments may be fulfilled through the issuance of the Company's common stock, at the Company's option. Upon reaching certain milestones, the payments are charged to research and development expenses in the accompanying consolidated statements of operations. There were no such milestones achieved or payments made during the first quarter of 2003. At the present time, the Company can give no assurances that any such milestones will be achieved. In addition to the milestone and license maintenance payments, the Company may be obligated to make royalty payments on future sales pursuant to formulas in the agreements.

(6) NEW ACCOUNTING PRONOUNCEMENTS

    In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Exit or Disposal Activities." The new statement addresses the accounting for costs associated with exit or disposal activities. The provisions of the statement will be effective for disposal activities initiated after December 31, 2002. The adoption of this statement did not have a material impact on the Company's consolidated financial statements.

    In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. This interpretation did not have a material impact on the Company's consolidated financial statements.

(7) GOODWILL AND OTHER INTANGIBLE ASSETS

    Under Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), goodwill and certain indefinite-lived intangible assets are no longer amortized, but are reviewed at least annually for impairment by comparing the fair value to the carrying value of net assets. The Company has not recognized any impairment losses since its adoption of SFAS No. 142 on January 1, 2002.

    Goodwill reflects the excess of the purchase price over net assets in the Company's September 2000 acquisition of Talaria Therapeutics, Inc. ("Talaria") and the milestone payments made to date under the related merger agreement. The carrying amount of goodwill is approximately $3.1 million as of March 31, 2003 and December 31, 2002. The assets acquired from Talaria relate to one of the Company's ongoing development projects, ETC-588. This product candidate is currently in Phase II clinical development for the treatment of cardiovascular disease.

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

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

    The information contained in this report includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are often identified by words such as "hope," "may," "believe," "anticipate," "plan," "expect," "require," "intend," "assume" and similar expressions. We caution readers that the forward-looking statements speak only as of the date of this filing, reflect management's current expectations, estimations and projections and involve certain factors, such as risks and uncertainties, that may cause our actual results, performance or achievements to be far different from those suggested by our forward-looking statements. These factors include, but are not limited to, risks associated with: our ability to successfully execute our business strategies, including entering into any strategic partnerships or other transactions; the progress and cost of development of our product candidates; the extent and timing of market acceptance of new products developed by us or by our competitors; dependence on third parties to conduct clinical trials for our product candidates; the extent and timing of regulatory approval, as desired or required, for our product candidates; dependence on licensing arrangements and other strategic relationships with third parties; clinical trials; manufacturing; our dependence on patents and proprietary rights; the procurement, maintenance, enforcement and defense of our patents and proprietary rights; competitive conditions in the industry; business cycles affecting the markets in which any of our future products may be sold; extraordinary events and transactions; seeking and consummating business acquisitions, including the diversion of management attention to the assimilation of the operations and personnel of any acquired business; the timing and extent of our financing needs and access to funding, including through the equity market; fluctuations in foreign exchange rates; and economic conditions generally or in various geographic areas. All of the foregoing factors are difficult to forecast. More detailed information about these and other factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2002 and other filings with the Securities and Exchange Commission. We do not intend to update any of these factors or to publicly announce the results of any revisions to any of these forward-looking statements other than as required under the federal securities law.

OVERVIEW

Background

    We have devoted substantially all of our resources since we began our operations in May 1998 to the research and development of pharmaceutical product candidates for the treatment of cardiovascular disease. We are a development stage biopharmaceutical company and have not generated any revenues from any source, including from product sales. We have incurred a cumulative net loss of approximately $101.5 million from inception (May 18, 1998) through March 31, 2003. These losses have resulted principally from costs incurred in research and development activities and general and administrative expenses. We expect to incur significant additional operating losses for at least the next several years, until we generate sufficient revenue to offset expenses, which will only occur if our product candidates are approved by the FDA or we generate revenues through licensing arrangements. Research and development costs relating to product candidates will continue to increase. Manufacturing, sales and marketing costs will be incurred and will increase in preparation for the intended commercialization of our product candidates. Until we generate positive cash flow, we will rely on financing our operations with our existing cash balance, additional equity or debt offerings and/or payments from potential strategic relationships that we may enter into with partners in the future.

RESULTS OF OPERATIONS

OPERATING EXPENSES


                                           THREE MONTHS ENDED MARCH 31,
                                         ---------------------------------
dollars in thousands                      2003          2002        % CHANGE
----------------------------------------------------------------------------
Research and development                 $5,460        $5,705        -4.3%
 % of total                               77.0%         77.6%

General and administrative               $1,629        $1,645        -1.0%
 % of total                               23.0%         22.4%



Three Months Ended March 31, 2003 and 2002

    Research and Development Expenses. Research and development expenses include both internal and external costs related to the research and development activities for our existing product candidates, as well as discovery efforts on potential new product candidates. External costs include costs related to manufacturing, process development, clinical trials, toxicology or pharmacology studies performed by third parties, milestone payments under certain license and other agreements and other related expenses. Internal costs include all payroll and related costs attributable to research and development activities, as well as an allocation of overhead expenses. Research and development expenses decreased by 4.3% to approximately $5.5 million for the three months ended March 31, 2003 compared to approximately $5.7 million for the three months ended March 31, 2002.

    This 4.3% decrease in research and development expenses is primarily attributable to lower payroll and related internal and overhead costs attributable to research and development activities during the first quarter of 2003 as compared to the same period last year. As of March 31, 2003 and 2002, we had 41 and 52 employees, respectively, who were engaged in research and clinical development. Most of this decrease in personnel resulted from actions announced in March 2002 to curtail or significantly reduce spending on certain pre-clinical research and other activities that lay outside of our primary areas of focus in cardiovascular disease. The decrease in payroll and related costs was largely offset by an increase in clinical trial costs for our three product candidates in active clinical trials during the quarter ended March 31, 2003, including ETC-588 (two Phase II trials), ETC-216 (Phase II trial) and ETC-642 (Phase I trial). In contrast, during the quarter ended March 31, 2002, the Company was actively enrolling patients in two clinical trials (ETC-216 Phase II trial and ETC-642 Phase I trial).

    The magnitude of our operating expenses, particularly research and development expense, is largely dependent upon the progress, number, timing, nature and size of clinical trials. As clinical trials continue to progress, we anticipate that research and development costs will fluctuate as compared to current quarter levels based on the timing and size of the trials. As our product candidates progress through development, clinical trial costs will continue to increase due to the need for more advanced clinical trials that require more patients.

    General and Administrative Expenses. General and administrative expenses included the cost of salaries, employee benefits, and other costs associated with our finance, accounting, human resources, legal, business development, administrative and executive management functions, as well as an allocation of overhead expenses. General and administrative expenses were approximately $1.6 million for the three months ended March 31, 2003 and March 31, 2002. General and administrative expenses for the three months ended March 31, 2002 included approximately $148,000 in expenses related to employee severance and benefits. These expenses resulted from our actions to curtail or significantly reduce spending on certain pre-clinical research and other activities that lay outside of our primary areas of focus in cardiovascular disease. Excluding these expenses, general and administrative expenses increased approximately $132,000, or 8.8%, for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. This increase resulted from higher payroll and related internal and overhead costs in support of advanced stages of research and development for certain of our product candidates as compared to the period ended March 31, 2002. As of March 31, 2003 and 2002, we had 25 and 22 employees, respectively, who were engaged in administrative activities.

    Other Income (Expense). Other income (expense) consists of interest income, interest expense, foreign currency transaction gain (loss), and other non-operating income and expenses. Interest income decreased to approximately $149,000 for the three months ended March 31, 2003 compared to approximately $320,000 for the three months ended March 31, 2002. The decrease is primarily attributable to lower cash levels combined with lower yields on our invested assets in the first quarter of 2003 compared to the same period in 2002. Interest expense for the three months ended March 31, 2003 and 2002 was approximately $310,000 and $252,000, respectively, and represents interest incurred on equipment financing facilities and a special project loan. The increase in interest expense resulted from higher outstanding borrowings in the first quarter of 2003 as compared to the same period in 2002.

    During the three months ended March 31, 2003, we recorded approximately $156,000 of foreign currency transaction losses compared to approximately $21,000 of foreign currency transaction losses for the three months ended March 31, 2002. These transaction losses result from liabilities denominated in foreign currencies, primarily the Swedish Kronor and the Euro. As the exchange rate between the U.S. Dollar and these currencies fluctuates, we record a gain
(loss) on these transactions. During 2003 and 2002, the U.S. Dollar has generally weakened against these foreign currencies, causing these unrealized losses.

    Net Loss. Our net loss was approximately $7.4 million for the three months ended March 31, 2003 compared to approximately $7.3 million for the three months ended March 31, 2002. The increase in net loss resulted from the increase in foreign currency transaction losses, the increase in interest expense, and the decrease in interest income, offset in part by the decrease in research and development expenses and the slight decrease in general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

    As of March 31, 2003 and 2002, we had cash, cash equivalents and short-term investments of approximately $37.9 million and $63.9 million, respectively. Our investment policy emphasizes liquidity and preservation of principal over other portfolio considerations. We select investments that maximize interest income to the extent possible by investing cash in short-term, investment-grade, interest-bearing securities. We believe that our current cash position will be sufficient to fund our operations as currently planned, capital expenditures and debt service as currently planned at least until the second half of 2004.

    During the three months ended March 31, 2003 and 2002, net cash used in operating activities was approximately $7.0 million and $7.3 million, respectively. This cash was used to fund our net losses for the periods, adjusted for non-cash expenses and changes in operating assets and liabilities.

    Net cash used in investing activities for the three months ended March 31, 2003 and 2002 was approximately $1.9 million and $664,000, respectively. The net cash used in investing activities for the three months ended March 31, 2003 resulted primarily from purchases of short-term investments. The net cash used in investing activities for the three months ended March 31, 2002 resulted primarily from the acquisition of laboratory equipment, furniture and fixtures and office equipment.

    Net cash used in financing activities was approximately $152,000 for the three months ended March 31, 2003. The net cash used in financing activities for the three months ended March 31, 2003 resulted primarily from repayments of borrowings under equipment loans. The cash used was partially offset by $106,000 raised from the issuance of common stock to employees under our equity compensation plans. Net cash proceeds from financing activities were $1.5 million for the three months ended March 31, 2002. The net cash proceeds from financing activities for the three months ended March 31, 2002 resulted primarily from $1.8 million of additional borrowings on a special project loan and equipment term loans, and $36,000 raised from the issuance of common stock to employees under our equity compensation plans. The proceeds were partially offset by $325,000 of cash used to repay borrowings under equipment loans.

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

    As of March 31, 2003, the Company had the following credit facilities and outstanding borrowings:

    - A $2.0 million credit facility with a U.S. bank that may be used to finance purchases of equipment that is pledged as collateral: Borrowings under this facility bear interest at the bank's prime rate (4.25% at March 31, 2003). Borrowings outstanding under this facility as of March 31, 2003 amounted to approximately $958,000 and must be repaid by May 2006. No additional borrowings are allowed. In connection with the agreement, the Company has to maintain a minimum tangible net worth of $9.0 million and invest a minimum of $10.0 million with the U.S. bank.

    - An additional credit facility with a U.S. lending institution to finance purchases of equipment that is pledged as collateral: This facility allowed for borrowings of up to $2.5 million. Approximately $1.1 million was outstanding under this facility at a weighted average interest rate of 12% as of March 31, 2003. Outstanding amounts under this facility must be repaid by November 2004, and no additional borrowings are allowed.

    - A credit facility with a Swedish entity totaling 50 million Swedish Kronor ($5.9 million as of March 31, 2003): The proceeds from this facility may only be used to fund the development of our ETC-216 ("AIM") product candidate. If results achieved by the AIM project show that the product candidate is not commercially feasible, our obligation to repay the loan plus a portion of accrued interest may be forgiven. Borrowings under the loan facility bear interest at 17.0% of which 9.5% is payable quarterly. The remaining 7.5% of interest together with principal is payable in five equal annual installments starting in December 2004. The outstanding borrowings, including accrued interest of 8.4 million Swedish kronor ($996,000), amounted to 53.4 million Swedish Kronor ($6.3 million) as of March 31, 2003. The Company is in discussions with the Swedish entity regarding the principal amount of 5 million Swedish Kronor remaining under the facility, disbursement of which is related to completion of the final milestone under the facility. The milestone may be achieved in the future; however, the funds may be unavailable to the Company due to the ramp down of operations in Sweden during 2002. A condition under the credit facility is that the project be principally carried out in Sweden.

    - An agreement with a Michigan non-profit corporation whereby we can borrow up to $447,000 for equipment purchases, pledged as collateral, at an interest rate of 4%. As of March 31, 2003, outstanding borrowings under this arrangement totaled $447,000 and must be repaid by November 2008. As required by the agreement, the Company will begin making principal payments in August 2004.

    We anticipate that our capital expenditures for the next twelve months will be approximately $700,000. We expect that these expenditures will primarily relate to lab and computer equipment.

    We lease our corporate and research and development facilities under operating leases expiring beginning December 2003 through June 2004. Total minimum future payments under these leases through the end of 2003 are approximately $557,000 as of March 31, 2003.

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

    We expect our operating expenses and capital expenditures will increase in future periods. We intend to hire additional research and development, clinical and administrative staff. Our capital expenditure requirements will depend on numerous factors, including the progress of our research and development programs, the time required to file and process regulatory approval applications, the development of commercial manufacturing capability, the ability to obtain additional licensing arrangements, and the demand for our product candidates, if and when approved by the FDA or other regulatory authorities.

INCOME TAXES

    As of March 31, 2003, we had operating loss carryforwards of approximately $69.4 million. These net operating loss carryforwards expire beginning in 2013. Additionally, utilization of net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code. These and other deferred income tax assets are fully reserved by a valuation allowance as the realizability of these assets is not likely at this time.

EMPLOYEES

    As of March 31, 2003, we had 66 full-time employees. Of these employees, 41 were engaged in research, pre-clinical and clinical development, regulatory affairs and/or manufacturing activities and 25 were engaged in general and administrative activities.

CRITICAL ACCOUNTING POLICIES

    Management's discussion and analysis of the Company's financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of any contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reporting period. We regularly review our estimates and assumptions, which are based on historical experience and on various other factors and judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions.

    We believe that the following critical accounting policies are affected by significant judgments and estimates used in the preparation of our consolidated financial statements:

    We review goodwill, and other intangible long-lived assets for impairment annually or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable. Events or changes in circumstances that indicate the carrying amount may not be recoverable include, but are not limited to, a significant decrease in the market value of business and asset acquired, a significant adverse change in the extent or manner in which the business or asset acquired is used or a significant adverse change in the business climate. If such events or changes in circumstances are present, the fair value of a reporting unit is compared with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the carrying amount of a reporting unit exceeds its fair value, the amount of impairment will be measured in accordance with the guidance of SFAS 142. All of our goodwill was assigned to a single reporting unit, which is our sole operating segment.

    We record estimated expenses under the contracts with third parties on a percentage of completion basis. These contracts cover ongoing clinical trials, manufacturing and supply agreements, and third party toxicology or pharmacology studies. These contracts generally have terms ranging from a couple of months to approximately two years. The expenses are recorded as the work under the contract is completed and we may record an accrued liability or prepaid expense on its Consolidated Balance Sheet, depending on the payment terms under each contract. As of March 31, 2003, we had total potential obligations of approximately $10.3 million under contracts accounted for on the percentage of completion basis. We estimate that approximately $6.6 million of the contract obligations had been incurred through March 31, 2003 and approximately $940,000 is included in accrued liabilities in the accompanying balance sheet for expenses under contracts on a percentage of completion basis.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Exit or Disposal Activities." The new statement addresses the accounting for costs associated with exit or disposal activities. The provisions of the statement will be effective for disposal activities initiated after December 31, 2002. The adoption of this statement did not have a material impact on our consolidated financial statements.

    In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. This interpretation did not have a material impact on our consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income that we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense that we must pay with respect to our various outstanding debt instruments. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes. We ensure the safety and preservation of our invested funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities and limiting our exposure to any one security. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at March 31, 2003. Declines in interest rates reduce our interest income as described on page 11 in Management's Discussion and Analysis, under the subcaption "Three Months Ended March 31, 2003 and 2002, Other Income (Expense)", while increases in interest rates increase our interest expense.

    The functional currency for our foreign operation is the Swedish Kronor. As such, changes in exchange rates between the Swedish Kronor and the U.S. Dollar could adversely affect our future net income (loss). Given the level of activity we currently have with our foreign operations, we consider this exposure to be minimal. A 10% change in exchange rates would not have a significant impact on our future net income (loss). Additionally, at March 31, 2003, we had approximately $6.3 million in inter-company advances denominated in Swedish Kronor for which changes in the exchange rate will result in foreign currency transaction gains or losses that are charged to Other income (expense) in the accompanying Statements of Operations.

ITEM 4.  CONTROLS AND PROCEDURES

    An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of May 13, 2003 was carried out by the Company under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Subsequent to the date of the most recent evaluation of our internal controls, there were no significant changes in our internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

    PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    Not applicable.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    Not applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.


ITEM 5.  OTHER INFORMATION

    Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS


    NUMBER                              EXHIBIT
--------------- ----------------------------------------------------------------
    10.54 Third Amendment to Commercial Sublease Agreement between Southwest Michigan Innovation Center, Inc. (formerly known as SWMF Holdings Corporation) and Esperion Therapeutics, Inc. dated March 3, 2003.

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


Dated: May 14, 2003                   ESPERION THERAPEUTICS, INC.
                                      (Registrant)


                                      By: /s/ Roger S. Newton
                                         ---------------------------------------
                                          Roger S. Newton
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)


                                      By: /s/ Timothy M. Mayleben
                                         ---------------------------------------
                                          Timothy M. Mayleben
                                          Chief Operating Officer
                                          and Chief Financial Officer
                                         (Principal Financial Officer)

                                 CERTIFICATIONS

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


/s/ Roger S. Newton
--------------------------------
Roger S. Newton
Chief Executive Officer

Date:    May 14, 2003

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


/s/ Timothy M. Mayleben
---------------------------
Timothy M. Mayleben
Chief Financial Officer

Date:    May 14, 2003

                               INDEX TO EXHIBITS


    NUMBER                          EXHIBIT
-------------- -----------------------------------------------------------------
    10.54 Third Amendment to Commercial Sublease Agreement between Southwest Michigan Innovation Center, Inc. (formerly known as SWMF Holdings Corporation) and Esperion Therapeutics, Inc. dated March 3, 2003.

     99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.