Form 10-Q
period 2003-06-30
ESPERION THERAPEUTICS INC/MI
filed 2003-08-14
CIK 1066745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: June 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission file number: 001-16033

ESPERION THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	38-3419139 (IRS Employer Identification No.)

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

[X] Yes                       [   ] No

     The number of outstanding shares of the registrant’s common stock, as of August 8, 2003, was 33,577,270.

ESPERION THERAPEUTICS, INC.

FORM 10-Q

Page

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002	3
Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2003 and 2002, and the period from inception to June 30, 2003	4
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2003 and 2002, and the period from inception to June 30, 2003	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3. Quantitative and Qualitative Disclosures about Market Risk	16
Item 4. Controls and Procedures	16
PART II — OTHER INFORMATION
Item 1. Legal Proceedings	17
Item 2. Changes in Securities and Use of Proceeds	17
Item 3. Defaults Upon Senior Securities	17
Item 4. Submission of Matters to a Vote of Security Holders	18
Item 5. Other Information	18
Item 6. Exhibits and Reports on Form 8-K	19
SIGNATURES	20
INDEX TO EXHIBITS	21

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ESPERION THERAPEUTICS, INC. AND SUBSIDIARIES
(A Company in the Development Stage)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
in thousands	2003	2002

	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$28,206	$40,499
Short-term investments	4,019	4,354
Prepaid expenses and other	378	410

Total current assets	32,603	45,263

Property and equipment, net	2,432	3,001
Goodwill	3,108	3,108
Deposits and other assets	10	35

Total assets	$38,153	$51,407

Liabilities and Stockholders’ Equity:
Current liabilities:
Current portion of long-term debt	$1,102	$1,061
Accounts payable	1,389	1,687
Accrued liabilities	4,041	2,185

Total current liabilities	6,532	4,933

Long-term debt, less current portion	7,948	7,731
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock	—	—
Common stock	29	29
Additional paid-in capital	133,890	133,411
Notes receivable	—	(3)
Accumulated deficit during the development stage	(109,887)	(94,046)
Deferred stock compensation	(295)	(589)
Accumulated other comprehensive loss	(64)	(59)

Total stockholders’ equity	23,673	38,743

Total liabilities and stockholders’ equity	$38,153	$51,407

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESPERION THERAPEUTICS, INC. AND SUBSIDIARIES
(A Company in the Development Stage)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Inception to
					June 30,
in thousands, except share and per share data	2003	2002	2003	2002	2003

Operating expenses:
Research and development	$6,272	$5,878	$11,732	$11,583	$88,180
General and administrative	1,561	1,428	3,190	3,073	20,306
Goodwill amortization	—	—	—	—	1,089
Purchased in-process research and development	—	—	—	—	4,000

Total operating expenses	7,833	7,306	14,922	14,656	113,575

Loss from operations	(7,833)	(7,306)	(14,922)	(14,656)	(113,575)

Other income (expense):
Interest income	100	284	249	604	7,446
Interest expense	(318)	(278)	(628)	(530)	(3,013)
Other, net	(384)	(524)	(540)	(545)	(745)

Total other income (expense)	(602)	(518)	(919)	(471)	3,688

Loss before income taxes	(8,435)	(7,824)	(15,841)	(15,127)	(109,887)
Provision for income taxes	—	—	—	—	—

Net loss	(8,435)	(7,824)	(15,841)	(15,127)	(109,887)
Beneficial conversion feature on preferred stock	—	—	—	—	(22,870)

Net loss attributable to common stockholders	($8,435)	($7,824)	($15,841)	($15,127)	($132,757)

Basic and diluted net loss per share	($0.29)	($0.27)	($0.54)	($0.52)

Shares used in computing basic and diluted net loss per share	29,456,532	29,237,360	29,425,766	29,217,352

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESPERION THERAPEUTICS, INC. AND SUBSIDIARIES
(A Company in the Development Stage)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,		Inception to
			June 30,
in thousands	2003	2002	2003

Cash flows from operating activities:
Net loss	$(15,841)	$(15,127)	$(109,887)
Adjustments to reconcile net loss to net cash used in operating activities:
Purchased in-process research and development	—	—	4,000
Depreciation and amortization	636	731	5,449
Stock-based compensation expense	294	389	3,944
Decrease in notes receivable	3	6	126
Loss on sale of property and equipment	1	101	192
Non-cash interest expense included in long-term debt	240	177	1,027
Changes in assets and liabilities:
Prepaid expenses and other	34	862	(1,204)
Other assets	25	(17)	545
Accounts payable	(299)	(647)	1,657
Accrued liabilities	1,844	(739)	4,026

Net cash used in operating activities	(13,063)	(14,264)	(90,125)

Cash flows from investing activities:
Purchases of property and equipment	(65)	(698)	(7,011)
Deposits on equipment	—	—	(557)
Acquisition of Talaria Therapeutics, Inc.	—	—	(233)
Proceeds from sale of property and equipment	—	2	32
Purchases of short-term investments	(4,773)	(34,252)	(41,988)
Maturities of short-term investments	5,108	23,168	37,969

Net cash provided by (used in) investing activities	270	(11,780)	(11,788)

Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock	—	—	42,200
Proceeds from issuance of common stock	479	152	79,590
Proceeds from long-term debt	—	1,834	10,171
Repayments of long-term debt	(521)	(653)	(3,318)

Net cash provided by (used in) financing activities	(42)	1,333	128,643

Effect of exchange rate changes on cash	542	103	1,476

Net increase (decrease) in cash and cash equivalents	(12,293)	(24,608)	28,206

Cash and cash equivalents at beginning of period	40,499	70,286	—

Cash and cash equivalents at end of period	$28,206	$45,678	$28,206

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$393	$343

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESPERION THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements include the accounts of Esperion Therapeutics, Inc. (“Esperion” or the “Company”) and its subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The Company believes that all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation, have been included. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

     Operating results for the three- and six-month periods ended June 30, 2003 and 2002 are not necessarily indicative of the results for the full year.

(2) Change in Accounting Policy

     Effective April 1, 2003, the Company changed the functional currency for its foreign subsidiary from Swedish Kronor to U.S. Dollars. The change in functional currency is based on the ramp-down of the operations of its foreign subsidiary, the frequent intercompany transactions between the Company and the subsidiary, the reliance by the subsidiary on the Company to service debt costs and the limited number and amount of purchases and expenses denominated in Swedish Kronor. Additionally, the Company determined that intercompany foreign currency transactions were of a long-term investment nature, as settlement is not anticipated in the foreseeable future. The change in accounting for foreign operations results in the financial statements of Esperion AB, a Swedish subsidiary, being translated using historic exchange rates or exchange rates in effect at the end of a period for assets and liabilities of a non-monetary and monetary nature, respectively, and at average rates, during the period for results of operations. The resulting foreign currency translation adjustment, excluding the impact of long-term intercompany transactions, is reflected in other income (expense) on the accompanying condensed consolidated statements of operations. The change in accounting policy is reported prospectively from the date of change. The change resulted in a decrease in accumulated other comprehensive loss of approximately $386,000 as of June 30, 2003 on the accompanying condensed consolidated balance sheets, and an increase in other expense of approximately $386,000 on the accompanying condensed consolidated statements of operations during the three and six months ended June 30, 2003.

(3) Comprehensive Loss

     Comprehensive loss is the total of net loss and all other non-owner changes in equity. The difference between net loss, as reported in the accompanying condensed consolidated statements of operations, and comprehensive loss is the foreign currency translation adjustment for the respective periods and unrealized gain (loss) on short-term investments for the respective periods. Total comprehensive loss was $8,440,000 and $7,961,000 for the three-month periods ended June 30, 2003 and 2002, respectively, and $15,846,000 and $15,275,000, for the six-month periods ended June 30, 2003 and 2002, respectively.

(4) Stock-Based Compensation

     The Company accounts for stock-based compensation to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company’s common stock as of the date of the grant over the amount the employee must pay to acquire the stock.

     Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”) amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation.

     Using the intrinsic value method under APB 25, no compensation expense has been recognized in the accompanying consolidated statements of operations for options granted to employees at fair value. Had compensation expense been determined based on the fair value at the date of grant consistent with SFAS No. 123, the reported net loss would have increased to the following pro forma amounts, which may not be representative of that to be expected in future years (in thousands, except loss per share data):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net loss, as reported	$(8,435)	$(7,824)	$(15,841)	$(15,127)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	$(880)	$(623)	$(1,644)	$(1,344)
Pro forma net loss	$(9,315)	$(8,447)	$(17,485)	$(16,471)
Basic and diluted net loss per share:
As reported	$(0.29)	$(0.27)	$(0.54)	$(0.52)
Pro forma	$(0.32)	$(0.29)	$(0.59)	$(0.56)

     The fair value of options was estimated at the date of grant using the Black Scholes Single Option valuation method under SFAS No. 123 with the following assumptions as of June 30, 2003 and 2002, respectively: weighted-average risk free interest rate of 2.50% and 2.82%; dividend yield of 0%; volatility of 50.29% and 51.69%; and expected life of options of five years. The weighted-average fair values of options granted during the three months ended June 30, 2003 and 2002 were $6.66 and $2.37 per share, respectively. The weighted-average fair values of options granted during the six months ended June 30, 2003 and 2002 were $3.89 and $2.76 per share, respectively. Option valuation models require the input of highly subjective assumptions. Because changes in subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the calculated fair value may not necessarily be indicative of the actual fair value of the stock options.

(5) Basic and Diluted Loss per Share

     Basic and diluted net loss per share amounts have been calculated using the weighted-average number of shares of common stock outstanding during the respective periods. Options for the purchase of 1,461,856 and 400,353 shares of common stock for the three-month periods ended June 30, 2003 and 2002, respectively, and 929,632 and 482,927 for the six-month periods ended June 30, 2003 and 2002, respectively, were not included in the calculation of diluted net loss per share, as doing so would have been anti-dilutive. The Company has an agreement whereby certain milestone payments can be satisfied by issuing shares of the Company’s common stock. The effect of any such payments in stock has not been included in the calculation of diluted loss per share for milestones in the agreement that have not yet been achieved.

(6) Goodwill and Other Intangible Assets

     Under Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), goodwill and certain indefinite-lived intangible assets are no longer amortized, but are reviewed at least annually for impairment by comparing the fair value to the carrying value of net assets. The Company has not recognized any impairment losses since its adoption of SFAS No. 142 on January 1, 2002.

     Goodwill reflects the excess of the purchase price over net assets in the Company’s September 2000 acquisition of Talaria Therapeutics, Inc. (“Talaria”) and the milestone payments made to date under the related merger agreement. The carrying amount of goodwill is approximately $3.1 million as of June 30, 2003 and December 31, 2002. The assets acquired from Talaria relate to one of the Company’s ongoing development projects, ETC-588. This product candidate is currently in Phase II clinical development for the treatment of cardiovascular disease.

(7) Commitments and Contingencies

     The Company has entered into various agreements with third parties related to the research and development activities of its existing product candidates as well as discovery efforts on potential new product candidates. These agreements include costs related to manufacturing, clinical trials and toxicology or pharmacology studies performed by third parties. The estimated amount that may be incurred in the future under these agreements totals approximately $3.1 million as of June 30, 2003. The amount and timing of these commitments may change, as they are largely dependent on the rate of enrollment in and timing of the clinical trials.

     The Company has entered into various license and other agreements with third parties related to some of its products in development. The Company may, in the future, be obligated to make milestone and license maintenance payments, as defined in the respective license and other agreements relating to the Company’s proprietary rights, up to an aggregate amount of $30.2 million. Some of these payments may be fulfilled through the issuance of the Company’s common stock, at the Company’s option. Upon reaching certain milestones, the payments are charged to research and development expenses in the accompanying consolidated statements of operations. During the three months ended June 30, 2003, the Company accrued for the first milestone under an agreement with Pharmacia Corporation relating to certain apolipoproteinA-I Milano, or AIM, technology that is payable upon completion of clinical trials showing preliminary safety and initial proof-of-concept. As a result, the Company has included $1.0 million in accrued liabilities in the accompanying consolidated balance sheets. There were no milestone payments made during the first six months of 2003. At the present time, the Company can give no assurances that any other milestones will be achieved. In addition to the milestone and license maintenance payments, the Company may be obligated to make royalty payments on future sales pursuant to formulae in the agreements.

(8) New Accounting Pronouncement

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This interpretation addresses the requirements for business enterprises to consolidate related entities in which they are determined to be the primary beneficiary as a result of their variable economic interest. The interpretation is intended to provide guidance in judging multiple economic interests in an entity and in determining the primary beneficiary. The interpretation outlines disclosure requirements for Variable Interest Entities in existence prior to January 31, 2003, and outlines consolidation requirements for Variable Interest Entities created after January 31, 2003. This interpretation is not expected to have an impact on the Company’s consolidated financial statements.

(9) Subsequent Events

     On August 6, 2003, the Company completed a public offering of 4.0 million shares of its common stock, raising net proceeds of approximately $60.2 million. The Company invested the net proceeds from the public offering in investment-grade, interest-bearing securities. These proceeds, as well as the proceeds from earlier offerings and private placements, are being used to fund our operations, for working capital and for general corporate purposes, which may include capital expenditures, clinical development, manufacturing and/or in-licensing of technology.

     On July 25, 2003, the Company was informed that Scott Sacane, Durus Capital Management, LLC and Durus Capital Management (N.A.), LLC (together, the “Sacane Group”) had become the beneficial owners of almost 33% of the Company’s then outstanding common stock. The Sacane Group is the Company’s largest stockholder and, on July 29, 2003, filed a Schedule 13D that reported that it owned 9,726,900 shares of the Company’s common stock. In addition, the Schedule 13D reported purchases and sales of common stock in the open market between September 3, 2003 and July 24, 2003. The Sacane Group had not disclosed to the Company any changes in its beneficial ownership after November 8, 2002 until July 25, 2003, nor had it reported those changes to the SEC in a timely manner in accordance with federal securities laws.

     Upon the Company’s receipt of the information about the increase in the beneficial ownership by the Sacane Group, and, after consideration of the facts and circumstances, the Company determined that it was in the best interests of our stockholders to enter into an agreement with the Sacane Group relating to its holdings of common stock of the Company. As part of this agreement, which was filed by the Company as an exhibit to a Current Report on Form 8-K on July 29, 2003, the Sacane Group agreed not to acquire beneficial ownership of more than 33% of the Company’s common stock and not to sell any shares of the Company’s common stock before October 29, 2003. In connection with the Company’s public offering, the Sacane Group agreed not to sell any shares of the Company’s common stock before January 31, 2004. The Sacane Group agreed that any sales of any common stock would be subject to certain volume restrictions until the amount it beneficially owned was less than 20%. The Sacane Group also agreed to certain voting restrictions, which generally require than any shares it beneficially owns that represent more than 20% of the Company’s outstanding voting securities be voted in proportion to the votes cast by all of our stockholders other than the Sacane Group. The Company amended its stockholder rights agreement (“Rights Agreement”) to provide that the Sacane Group would not be an “Acquiring Person” under the Rights Agreement unless and until the earlier of such time as the Sacane Group, directly or indirectly, becomes the beneficial owner of more than 33% of the Company’s outstanding common stock or ceases to hold any of the common stock of which it is the beneficial owner without any intention of changing or influencing control of the Company. As a result of the Company’s issuance of 4,000,000 shares in the completed public offering of its common stock, the Sacane Group now holds approximately 29% of the Company’s outstanding common stock.

     On July 29, 2003, the Sacane Group’s counsel acknowledged on behalf of the Sacane Group its liability to the Company under Section 16(b) of the Exchange Act. No amounts have been recorded in the accompanying financial statements for the three or six months ended June 30, 2003 related to this matter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion provides an analysis of the Company’s condensed financial condition and results of operations, and should be read in conjunction with the Company’s consolidated financial statements and the notes included in Item 1 of this Form 10-Q.

Forward-Looking Information is Subject to Risk and Uncertainty

     The information contained in this report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are often identified by words such as “hope,” “may,” “believe,” “anticipate,” “plan,” “expect,” “require,” “intend,” “assume” and similar expressions. We caution readers that forward-looking statements speak only as of the date of this filing, reflect management’s current expectations, estimations and projections and involve certain factors, such as risks and uncertainties, that may cause our actual results, performance or achievements to be far different from those suggested by our forward-looking statements. These factors include, but are not limited to, risks associated with: our ability to successfully execute our business strategies, including entering into strategic partnerships or other transactions; the progress and cost of development of our product candidates; the extent and timing of market acceptance of new products developed by us or by our competitors; our dependence on third parties to conduct clinical trials for our product candidates; the extent and timing of regulatory approval, as desired or required, for our product candidates; our dependence on licensing arrangements and other strategic relationships with third parties; clinical trials; manufacturing; our dependence on patents and proprietary rights; any litigation, proceedings or other disruption of management’s time resulting from the acquisition of our common stock by the Sacane Group; the procurement, maintenance, enforcement and defense of our patents and proprietary rights; competitive conditions in the industry; business cycles affecting the markets in which any of our future products may be sold; extraordinary events and transactions; seeking and consummating business acquisitions, including the diversion of management’s attention to the assimilation of the operations and personnel of any acquired business; the timing and extent of our financing needs and our access to funding, including through the equity market, particularly in light of the impact on the market value of our common stock of matters outside of our control, such as trading activities by third parties; fluctuations in foreign exchange rates; and economic conditions generally or in various geographic areas. Because all of the foregoing factors are difficult to forecast, you should not place undue reliance on any forward-looking statement. More detailed information about some of these and other factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2002 and other filings with the Securities and Exchange Commission. We do not intend to update any of these factors or to publicly announce the results of any revisions to any of our forward-looking statements other than as required under the federal securities laws.

Overview

Background

     We are a development stage biopharmaceutical company and have not generated any revenues from any source, including from product sales. We have devoted substantially all of our resources since we began our operations in May 1998 to the research and development of product candidates for the treatment of cardiovascular disease. We have incurred a cumulative net loss of approximately $109.9 million from inception (May 18, 1998) through June 30, 2003. These losses have resulted principally from costs incurred in research and development activities and general and administrative expenses. We expect to incur significant additional operating losses for at least the next several years, until we generate sufficient revenue to offset expenses, which will only occur if our product candidates are approved by the FDA and we begin commercialization of our product candidates, or we generate revenues through licensing arrangements. Research and development costs relating to product candidates will continue to increase. Manufacturing, sales and marketing costs will be incurred and will increase in preparation for the intended commercialization of our product candidates. Until we generate positive cash flow, we plan to finance our operations with our existing cash balance, additional equity or debt offerings and/or payments from potential strategic relationships that we may enter into with partners in the future.

Results of Operations

     Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,

dollars in thousands	2003	2002	% Change	2003	2002	% Change

Research and development	$6,272	$5,878	6.7%	$11,732	$11,583	1.3%
% of total	80.1%	80.5%		78.6%	79.0%
General and administrative	$1,561	$1,428	9.3%	$3,190	$3,073	3.8%
% of total	19.9%	19.5%		21.4%	21.0%

Three Months Ended June 30, 2003 and 2002

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

     Research and development expenses increased by 6.7% to approximately $6.3 million for the three months ended June 30, 2003 compared to approximately $5.9 million for the three months ended June 30, 2002. This 6.7% increase in research and development expenses is primarily attributable to the accrual of a $1.0 million expense relating to the first milestone under our agreement with Pharmacia Corporation relating to certain AIM technology. The milestone is payable upon completion of clinical trials showing preliminary safety and initial proof-of-concept. Also, contributing to the higher research and development costs is an increase in clinical trial costs for three of our product candidates that were in active clinical trials during the three months ended June 30, 2003, including ETC-588 (two Phase II trials), ETC-642 (two Phase I trials) and ETC-1001 (Phase I trial). In contrast, during the three months ended June 30, 2002, we were actively enrolling patients in two clinical trials (ETC-216 Phase II trial and ETC-642 Phase I trial). The increases in 2003 were largely offset by lower production and toxicology costs for ETC-642. During the three months ended June 30, 2002, we incurred production and toxicology costs for ETC-642 in preparation for Phase I clinical trials; we did not incur similar costs during the three months ended June 30, 2003. Also, payroll and related internal and overhead costs attributable to research and development activities were lower during the three months ended June 30, 2003 than for the same period last year. As of June 30, 2003 and 2002, we had 42 and 44 employees, respectively, who were engaged in research and development.

     The magnitude of our operating expenses, particularly research and development expense, is largely dependent upon the progress, number, timing, nature and size of clinical trials. As clinical trials continue to progress, we anticipate that research and development costs will fluctuate as compared to current quarter levels based on the timing and size of the trials. As our product candidates progress through development, clinical trial costs will continue to increase due to the need for later stage clinical trials that generally require more patients.

     General and Administrative Expenses. General and administrative expenses included the cost of salaries, employee benefits, and other costs associated with our finance, accounting, human resources, legal, business development, administrative and executive management functions, as well as an allocation of overhead expenses. General and administrative expenses increased by 9.3% to approximately $1.6 million for the three months ended June 30, 2003 compared to approximately $1.4 million for the three months ended June 30, 2002. This increase resulted from higher payroll and related internal and overhead costs in support of advanced stages of research and development for certain of our product candidates as compared to the three months ended June 30, 2002. As of June 30, 2003 and 2002, we had 24 employees who were engaged in general and administrative activities.

     Other Income (Expense). Other income (expense) consists of interest income, interest expense, foreign currency translation gain (loss), foreign currency transaction gain (loss), and other non-operating income and expenses. Interest income decreased to approximately $100,000 for the three months ended June 30, 2003 compared to approximately $284,000 for the three months ended June 30, 2002. The decrease is primarily attributable to lower cash levels combined with lower yields on our invested assets in 2003 compared to the same period in 2002. Interest expense for the three months ended June 30, 2003 and 2002 was approximately $318,000 and $278,000, respectively, and represents interest incurred on equipment financing facilities and a special project loan. The increase in interest expense resulted from higher outstanding borrowings in 2003 as compared to the same period in 2002.

     During the three months ended June 30, 2003, we recorded approximately $384,000 of foreign currency losses compared to approximately $413,000 of foreign currency losses for the three months ended June 30, 2002. These foreign currency losses result from assets and liabilities denominated in foreign currencies, primarily the Swedish Kronor and the Euro. As the exchange rate between the U.S. Dollar and these currencies fluctuates, we record a corresponding gain (loss). During the first half of 2003 and 2002, the U.S. Dollar has generally weakened against these foreign currencies, resulting in these unrealized losses.

     Net Loss. Our net loss was approximately $8.4 million for the three months ended June 30, 2003 compared to approximately $7.8 million for the three months ended June 30, 2002. The increase in net loss resulted from the increase in operating expenses, the increase in interest expense and the decrease in interest income, offset in part by the decrease in foreign currency losses.

Six Months Ended June 30, 2003 and 2002

     Research and Development Expenses. Research and development expenses increased by 1.3% to approximately $11.7 million for the six months ended June 30, 2003 compared to approximately $11.6 million for the six months ended June 30, 2002. This 1.3% increase in research and development expenses is primarily attributable to the accrual of a $1.0 million expense relating to the first milestone under our agreement with Pharmacia Corporation relating to certain AIM technology. The milestone is payable upon completion of clinical trials showing preliminary safety and initial proof-of-concept. Also contributing to the higher research and development costs is an increase in clinical trial-related costs for our product candidates that were in active clinical trials during the six months ended June 30, 2003, including ETC-216 (one Phase II trial), ETC-588 (two Phase II trials), ETC-642 (two Phase I trials) and ETC-1001 (Phase I trial). In contrast, during the six months ended June 30, 2002, we were actively enrolling patients in two clinical trials (ETC-216 Phase II trial and ETC-642 Phase I trial). The increases in 2003 were largely offset by lower production and toxicology costs for ETC-642. During the six months ended June 30, 2002, we incurred production and toxicology costs for ETC-642 in preparation for Phase I clinical trials; we did not incur similar costs during the six months ended June 30, 2003. Also, payroll and related internal and overhead costs attributable to research and development activities were lower during the six months ended June 30, 2003 as compared to the same period last year. As of June 30, 2003 and 2002, we had 42 and 44 employees, respectively, who were engaged in research and clinical development.

     General and Administrative Expenses. General and administrative expenses increased by 3.8% to approximately $3.2 million for the six months ended June 30, 2003 compared to approximately $3.1 million for the six months ended June 30, 2002. This increase resulted from higher payroll and related internal and overhead costs in support of advanced stages of research and development for certain of our product candidates as compared to the six months ended June 30, 2002. As of June 30, 2003 and 2002, we had 24 employees who were engaged in general and administrative activities.

     Other Income (Expense). Interest income decreased to approximately $249,000 for the six months ended June 30, 2003 compared to approximately $604,000 for the six months ended June 30, 2002. The decrease is primarily attributable to lower cash levels combined with lower yields on our invested assets in 2003 compared to the same period in 2002. Interest expense for the six months ended June 30, 2003 and 2002 was approximately $628,000 and $530,000, respectively, and represents interest incurred on equipment financing facilities and a special project loan. The increase in interest expense resulted from higher outstanding borrowings in 2003 as compared to the same period in 2002.

     During the six months ended June 30, 2003, we recorded approximately $540,000 of foreign currency losses compared to approximately $433,000 of foreign currency losses for the six months ended June 30, 2002. These foreign currency losses result from assets and liabilities denominated in foreign currencies, primarily the Swedish Kronor and the Euro. As the exchange rate between the U.S. Dollar and these currencies fluctuates, we record a corresponding gain (loss). During the first half of 2003 and 2002, the U.S. Dollar has generally weakened against these foreign currencies, resulting in these unrealized losses.

     Net Loss. Our net loss was approximately $15.8 million for the six months ended June 30, 2003 compared to approximately $15.1 million for the six months ended June 30, 2002. The increase in net loss resulted from the decrease in interest income, the increase in operating expenses, the increase in interest expense and the increase in foreign currency losses.

Liquidity and Capital Resources

     As of June 30, 2003 and 2002, we had cash, cash equivalents and short-term investments of approximately $32.2 million and $56.8 million, respectively. Our investment policy emphasizes liquidity and preservation of principal over other portfolio considerations. We select investments that maximize interest income while investing cash in investment-grade, interest-bearing securities with maturities that support our ongoing cash needs for operations.

     On August 6, 2003, we completed a public offering of 4.0 million shares of our common stock, raising net proceeds of approximately $60.2 million. We believe that our current cash position will be sufficient to fund our currently planned operations, capital expenditures and debt service at least until the end of 2005.

     During the six months ended June 30, 2003 and 2002, net cash used in operating activities was approximately $13.1 million and $14.3 million, respectively. This cash was used to fund our net losses for the periods, adjusted for non-cash expenses and changes in operating assets and liabilities.

     Net cash provided by investing activities for the six months ended June 30, 2003 was approximately $270,000. Net cash used in investing activities for the six months ended June 30, 2002 was approximately $11.8 million. The net cash provided by investing activities for the six months ended June 30, 2003 resulted primarily from the maturities of short-term investments, and was largely offset by the purchases of short-term investments and capital expenditures. The net cash used in investing activities for the six months ended June 30, 2002 resulted primarily from the purchases of short-term investments and capital expenditures offset, in part, by the maturities of short-term investments.

     Net cash used in financing activities was approximately $42,000 for the six months ended June 30, 2003. Net cash proceeds from financing activities were $1.3 million for the six months ended June 30, 2002. The net cash used in financing activities for the six months ended June 30, 2003 resulted primarily from repayments of borrowings under equipment loans amounting to $521,000. The net cash used was partially offset by $479,000 received from the issuance of common stock to employees under our equity compensation plans. The net cash proceeds from financing activities for the six months ended June 30, 2002 resulted primarily from $1.8 million of additional borrowings on a special project loan and equipment term loans, and $152,000 received from the issuance of common stock to employees under our equity compensation plans. These net cash proceeds were partially offset by $653,000 of cash used to repay borrowings under equipment loans.

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

     As of June 30, 2003, we had the following credit facilities and outstanding borrowings:

•	A credit facility with a U.S. bank to finance purchases of equipment that is pledged as collateral: Borrowings under this facility bear interest at the bank’s prime rate (4.0% at June 30, 2003). Borrowings outstanding under this facility as of June 30, 2003 amounted to approximately $864,000 and must be repaid by May 2006. No additional borrowings are allowed. The terms of this credit facility obligate us to maintain a minimum tangible net worth of $9.0 million and invest a minimum of $10.0 million with the U.S. bank.

•	An additional credit facility with a U.S. lending institution to finance purchases of equipment that is pledged as collateral: Approximately $918,000 was outstanding under this facility at a weighted average interest rate of 12% as of June 30, 2003. Outstanding amounts under this facility must be repaid by November 2004, and no additional borrowings are allowed.

•	A credit facility with a Swedish entity totaling 50 million Swedish Kronor ($6.3 million as of June 30, 2003): The proceeds from this facility may only be used to fund the development of our ETC-216 (“AIM”) product candidate. If results achieved by the AIM project show that the product candidate is not commercially feasible, our obligation to repay the loan plus a portion of accrued interest may be forgiven. Borrowings under the loan facility bear interest at 17.0% of which 9.5% is payable quarterly. The remaining 7.5% of interest together with principal is payable in five equal annual installments starting in December 2004. The outstanding borrowings, including accrued interest of 9.4 million Swedish Kronor ($1.2 million), amounted to 54.4 million Swedish Kronor ($6.8 million) as of June 30, 2003. We have been in discussions with the Swedish entity regarding the principal amount of 5.0 million Swedish Kronor remaining under the facility, disbursement of which is related to completion of the final milestone under the facility. The milestone was achieved in June 2003; however, the funds may be unavailable to us due to the ramp down of operations in Sweden during 2002. A condition under the credit facility is that the project be principally carried out in Sweden.

•	An agreement with a Michigan non-profit corporation whereby we borrowed $447,000 for equipment purchases, pledged as collateral, at an interest rate of 4%. As of June 30, 2003, outstanding borrowings under this arrangement totaled $447,000 and must be repaid by November 2008. As required by the agreement, we will begin making principal payments in August 2004.

     We have signed a non-binding term sheet with a U.S. bank for a credit facility that may be used to finance purchases of equipment that will be pledged as collateral. If final loan documents are signed relating to this facility, the aggregate borrowings available under the facility would be $750,000. This facility is subject to execution of the final loan documents and other terms and conditions.

     We anticipate that our capital expenditures for the next twelve months will be approximately $1.0 million. We expect that these expenditures will primarily relate to lab and computer equipment as well as leasehold improvements.

     We lease our corporate and research and development facilities under operating leases expiring beginning December 2003 through June 2006. Total minimum future payments under these leases through the end of 2003 are approximately $378,000 as of June 30, 2003.

     We have entered into license and other agreements with certain third parties that require us to make payments upon achievement of the milestones set forth in such agreements. The remaining payments that we could be obligated to make under those agreements could over time amount to up to $30.2 million. Some of these payments may be fulfilled through the issuance of common stock, at our option. During the three months ended June 30, 2003, we accrued for the first milestone under an agreement with Pharmacia Corporation relating to certain AIM technology that is payable upon completion of clinical trials showing preliminary safety and initial proof-of-concept. As a result, we have included $1.0 million in accrued liabilities in the accompanying consolidated balance sheets. There were no milestone payments made under any of these agreements during the first six months of 2003. If we sell products using technology under the agreements, we would be obligated to make royalty payments to the third parties pursuant to formulae in the agreements. There can be no assurance that we will achieve any or all of the milestones in, or sell any products requiring royalty payments under, these agreements.

     We expect to incur an increase in legal fees and expenses primarily related to certain matters between the Company and its largest stockholder. These legal expenses will be expensed as incurred and will be included in general and administrative expenses beginning in the third quarter of 2003. In addition, we expect that other operating expenses and capital expenditures will increase in future periods. We intend to hire additional research and development, clinical and administrative staff. Our capital expenditure requirements will depend on numerous factors, including the progress of our research and development programs, the time required to file and process regulatory approval applications, the development of commercial manufacturing capabilities, the ability to obtain additional licensing arrangements, and the demand for our product candidates, if and when approved by the FDA or other regulatory authorities.

Income Taxes

     As of June 30, 2003, we had net operating loss carryforwards of approximately $76.8 million. These net operating loss carryforwards expire beginning in 2013. Additionally, utilization of net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code. These and other deferred income tax assets are fully reserved by a valuation allowance as the realizability of these assets is not likely at this time.

Employees

     As of June 30, 2003, we had 66 full-time employees. Of these employees, 42 were engaged in research, pre-clinical and clinical development, regulatory affairs and/or manufacturing activities and 24 were engaged in general and administrative activities.

Critical Accounting Policies

     Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of any contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reporting period. We regularly review our estimates and assumptions, which are based on historical experience and on various other factors and judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions.

     We believe that the following critical accounting policies are affected by significant judgments and estimates used in the preparation of our consolidated financial statements:

     We review goodwill, and other intangible long-lived assets for impairment annually or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable. Events or changes in circumstances that indicate the carrying amount may not be recoverable include, but are not limited to, a significant decrease in the market value of the business and asset acquired, a significant adverse change in the extent or manner in which the business or asset acquired is used or a significant adverse change in the business climate. If any such event or change in circumstances is present, the fair value of a reporting unit is compared with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the carrying amount of a reporting unit exceeds its fair value, the amount of impairment will be measured in accordance with the guidance of SFAS 142. All of our goodwill was assigned to a single reporting unit, which is our sole operating segment.

     We record estimated expenses under the contracts with third parties on a percentage of completion basis. These contracts cover ongoing clinical trials, manufacturing and supply agreements and toxicology and pharmacology studies. These contracts generally have terms ranging from approximately two months to approximately two years. Expenses are recorded as the work under each contract is completed, and we may record an accrued liability or prepaid expense on our Consolidated Balance Sheet, depending on the payment terms under each contract. As of June 30, 2003, we had total potential obligations of approximately $11.3 million under contracts accounted for on the percentage of completion basis. We estimate that approximately $8.3 million of the contract obligations had been incurred and expensed through June 30, 2003 and approximately $1.7 million is included in accrued liabilities in the accompanying balance sheet for expenses under contracts on a percentage of completion basis.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income that we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense that we must pay with respect to our various outstanding debt instruments. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes. We ensure the safety and preservation of our invested funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities and limiting our exposure to any one security. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at June 30, 2003. Declines in interest rates reduce our interest income as described on page 12 in Management’s Discussion and Analysis, under the subcaptions “Three Months Ended June 30, 2003 and 2002, Other Income (Expense)” and “Six Months Ended June 30, 2003 and 2002, Other Income (Expense)”, while increases in interest rates increase our interest expense.

     The functional currency for our foreign operation is the U.S. Dollar. As such, changes in exchange rates between the Swedish Kronor and the U.S. Dollar could adversely affect our future net income (loss). Given the level of activity we currently have with our foreign operations, we consider this exposure to be minimal. A 10% change in exchange rates would not have a significant impact on our future net income (loss). Additionally, at June 30, 2003, we had approximately $6.8 million in long-term debt denominated in Swedish Kronor for which changes in the exchange rate will result in foreign currency transaction gains or losses that are charged to Other income (expense) in the accompanying Statements of Operations.

Item 4. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

     Certain members of the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)  Change in Internal Control over Financial Reporting

     No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

     PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     Not applicable.

Item 2. Changes in Securities and Use of Proceeds

     On August 6, 2003, the Company completed a public offering of 4.0 million shares of its common stock, raising net proceeds of approximately $60.2 million. The Company invested the net proceeds from the public offering in investment-grade, interest-bearing securities. These proceeds, as well as the proceeds from earlier offerings and private placements, are being used to fund our operations, for working capital and for general corporate purposes, which may include capital expenditures, clinical development, manufacturing and/or in-licensing of technology.

     On July 25, 2003, the Company was informed that Scott Sacane, Durus Capital Management, LLC and Durus Capital Management (N.A.), LLC (together, the “Sacane Group”) had become the beneficial owners of almost 33% of the Company’s then outstanding common stock. The Sacane Group had not disclosed to the Company any changes in its beneficial ownership after November 8, 2002 until July 25, 2003, nor had it reported those changes to the SEC in a timely manner in accordance with the federal securities laws. On July 29, 2003, the Company amended its stockholder rights agreement (the “Rights Agreement”) to provide that the Sacane Group would not be considered to be an “Acquiring Person”, as defined under the Rights Agreement, provided that the Sacane Group does not acquire more than 33% of the Company’s shares or does not cease to hold the Company’s shares for passive investment purposes. As a result of the issuance of 4,000,000 shares in the Company’s completed public offering of its common stock, the Sacane Group now holds approximately 29% of the Company’s outstanding common stock.

Item 3. Defaults Upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders of the Company was held on May 30, 2003. At the Annual Meeting, the stockholders of the Company (1) approved the re-election of Roger S. Newton, Ph.D. and Susan B. Bayh as Directors of the Company, each to hold office until the Annual Meeting of Stockholders to be held in 2006 and until their respective successors are elected and qualified; and (2) approved the amendment to the Company’s 2000 Equity Compensation Plan; and (3) ratified the Board of Directors’ appointment of PricewaterhouseCoopers LLP as the independent public accountants of the Company for the fiscal year ending December 31, 2003. The votes were as follows:

		WITHHELD		BROKER
	FOR	OR AGAINST	ABSTAINED	NON-VOTES

(1) Election of Directors:
Roger S. Newton, Ph.D.	24,623,624	—	244,808	—
Susan B. Bayh	24,246,091	—	622,341	—
(2) Amendment to 2000 Equity
Compensation Plan:	23,607,600	1,241,779	19,520	1
(3) Ratification of appointment of
PricewaterhouseCoopers LLP	24,831,181	20,801	16,450	—

Item 5. Other Information

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Number	Exhibit

10.55*	Advisory Services Agreement among Scheer & Company, Inc., David I. Scheer and Esperion Therapeutics, Inc. dated as of April 28, 2003.

10.56	Employment arrangement between Adeoye Y. Olukotun and Esperion Therapeutics, Inc. dated June 4, 2003.

10.57	Amendment No. 1 to Esperion Therapeutics, Inc. 2000 Equity Compensation Plan (Amended and Restated, Effective April 18, 2002).

10.58	Office Lease between State 94 Properties, L.L.C. and Esperion Therapeutics, Inc. dated as of June 28, 2003.

31.1	Certification pursuant to Rules 13a-14 (a) or 15d-14 (a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification pursuant to Rules 13a-14 (a) or 15d-14 (a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350.

32.2	Certification pursuant to 18 U.S.C. Section 1350.

*	Confidential treatment requested with respect to portions of the Agreement indicated with brackets and asterisks [* *]. A complete copy of this Agreement, including the redacted portions, has been separately filed with the Securities and Exchange Commission.

(b) Reports on Form 8-K

     Not Applicable.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2003		ESPERION THERAPEUTICS, INC. (Registrant)

	By:	/s/ Roger S. Newton
Roger S. Newton
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Timothy M. Mayleben
Timothy M. Mayleben
Chief Operating Officer
and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Number	Exhibit

10.55*	Advisory Services Agreement among Scheer & Company, Inc., David I. Scheer and Esperion Therapeutics, Inc. dated as of April 28, 2003.

10.56	Employment arrangement between Adeoye Y. Olukotun and Esperion Therapeutics, Inc. dated June 4, 2003.

10.57	Amendment No. 1 to Esperion Therapeutics, Inc. 2000 Equity Compensation Plan (Amended and Restated Effective April 18, 2002).

10.58	Office Lease between State 94 Properties, L.L.C. and Esperion Therapeutics, Inc. dated as of June 28, 2003.

31.1	Certification pursuant to Rules 13a-14 (a) or 15d-14 (a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification pursuant to Rules 13a-14 (a) or 15d-14 (a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350.

32.2	Certification pursuant to 18 U.S.C. Section 1350.

*	Confidential treatment requested with respect to portions of the Agreement indicated with brackets and asterisks [* *]. A complete copy of this Agreement, including the redacted portions, has been separately filed with the Securities and Exchange Commission.