Form 10-Q/A
period 2003-06-30
ESPERION THERAPEUTICS INC/MI
filed 2003-10-28
CIK 1066745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

☒ Yes	☐ No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☒ Yes	☐ No

     The number of outstanding shares of the registrant’s common stock, as of August 8, 2003, was 33,577,270.

SIGNATURES
INDEX TO EXHIBITS
Advisory Services Agreement
Certification
Certification

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 28, 2003		ESPERION THERAPEUTICS, INC.
(Registrant)

	By:	/s/ Roger S. Newton Roger S. Newton
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Timothy M. Mayleben Timothy M. Mayleben
Chief Operating Officer
and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Number	Exhibit

10.55**	Advisory Services Agreement among Scheer & Company, Inc., David I. Scheer and Esperion Therapeutics, Inc. dated as of April 28, 2003.†

10.56+	Employment arrangement between Adeoye Y. Olukotun and Esperion Therapeutics, Inc. dated June 4, 2003.

10.57+	Amendment No. 1 to Esperion Therapeutics, Inc. 2000 Equity Compensation Plan (Amended and Restated Effective April 18, 2002).

10.58+	Office Lease between State 94 Properties, L.L.C. and Esperion Therapeutics, Inc. dated as of June 28, 2003.

31.1+	Certification pursuant to Rules 13a-14 (a) or 15d-14 (a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2+	Certification pursuant to Rules 13a-14 (a) or 15d-14 (a) promulgated under the Securities Exchange Act of 1934, as amended.

31.3**	Certification pursuant to Rules 13a-14 (a) or 15d-14 (a) promulgated under the Securities Exchange Act of 1934, as amended.

31.4**	Certification pursuant to Rules 13a-14 (a) or 15d-14 (a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1+	Certification pursuant to 18 U.S.C. Section 1350.

32.2+	Certification pursuant to 18 U.S.C. Section 1350.

†	Confidential treatment requested with respect to portions of the Agreement indicated with brackets and asterisks [* *]. A complete copy of this Agreement, including the redacted portions, has been separately filed with the Securities and Exchange Commission.

**	Filed herewith.

+	Previously filed.

4